Form 10-K
period 1996-03-31
COLD METAL PRODUCTS INC
filed 1996-06-28
CIK 918653

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

   For the fiscal year ended March 31, 1996. Commission file number 1-12870.
                                                                    - ------

                            COLD METAL PRODUCTS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

         New York                                             16-1144965
         --------                                             ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

8526 South Avenue, Youngstown, Ohio                              44514
- -----------------------------------                              -----
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (330) 758-1194

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                Name of Each Exchange on Which Registered
- -------------------                -----------------------------------------
Common  Shares                            New York Stock Exchange, Inc.
Par Value $.01 Per Share

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                      ----
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X          NO
     -----           -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting common shares, $.01 par value, held by non affiliates of the registrant as computed by reference to the closing price on the New York Stock Exchange on June 13, 1996 was $23,185,844

The number of shares of Registrant's Common Stock, par value $.01 per share, outstanding as of June 14, 1996 was 7,162,250

                            COLD METAL PRODUCTS, INC.

                  FORM 10-K - FISCAL YEAR ENDED MARCH 31, 1996
                  --------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                       DESCRIPTION                                                             PAGE
                       -----------                                                             ----
PART I     Item  1     Business                                                                  3
                 2     Properties                                                                7
                 3     Legal Proceedings                                                         8
                 4     Submission of Matters to a Vote of Security Holders                       8
                 4A    Executive Officers of the Registrant                                      8

PART II    Item  5     Market Information                                                       10
                 6     Selected Consolidated Financial Data                                     11
                 7     Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                            12
                 8     Consolidated Financial Statements and
                       Supplementary Data                                                       15
                 9     Changes in and Disagreements with Accountants
                       in Accounting and Financial Disclosure                                   31

PART III   Item  10    Directors and Executive Officers  of the Registrant                      31
                 11    Executive Compensation                                                   31
                 12    Security Ownership of Certain Beneficial
                       Owners and Management                                                    31
                 13    Certain Relationships and Related Transactions                           31

PART IV    Item  14    Exhibits, Financial Statement Schedules
                       and Reports on Form 8-K                                                  31

                       Signatures                                                               35

                            COLD METAL PRODUCTS, INC.
                                FORM 10-K -1996

                                     PART I
                                     ------

ITEM 1.  BUSINESS

         (a)    General Development of Business.
                --------------------------------
                Cold Metal Products, Inc. (which, together with its wholly-owned Canadian subsidiary, is referred to herein as the "Company") is a corporation organized in 1980 under the laws of the State of New York. The Company is a leading intermediate processor of flat-rolled steel engineered to meet the critical requirements of precision parts manufacturers. As an intermediate processor of flat-rolled steel, the Company purchases coils of rolled steel from primary producers and processes the steel, using techniques such as cold-rolling, annealing, normalizing, edge-conditioning and oscillate-winding, as well as more basic services of slitting and cutting to length. The Company's products include strip steel for speciality and conventional applications and processed sheet steel. "Specialty" strip is highly engineered to meet customer needs in precision parts manufacturing, and "conventional" strip is supplied to high-volume manufacturers whose purchasing criteria emphasize quality, price and service rather than unique specifications.

         (b)    Financial Information about Industry Segments
                ---------------------------------------------
                Production of specialty strip steel, conventional strip steel and processed sheet steel comprises a single segment of the intermediate steel processing industry, involving inter-related equipment, technology and raw materials. Accordingly, the business of the Company cannot be separated into industry segments.

         (c)    Narrative Description of Business
                ---------------------------------

                Products and Services
                ---------------------
                An intermediate processor of flat-rolled steel, the Company purchases coils of rolled steel from primary producers and processes the steel, using techniques such as cold-rolling, annealing, normalizing, edge-conditioning and oscillate-winding, as well as the more basic services of slitting and cutting-to-length. The Company processes and markets over 50 grades of steel, including ultra-low carbon, low carbon, medium and high carbon, very high carbon, alloy, high strength-low alloy and both 300 and 400 series stainless. The following table sets forth management's estimates of the percentages of net sales for the three years ended March 31, 1996, 1995 and 1994 attributable to the Company's strip steel products, which include both specialty and conventional applications, and processed sheet products, respectively:

                                                                         Year Ended March 31,
                                                                         --------------------
                         Product                              1996              1995             1994
                         -------                              ----              ----             ----
                         Strip Steel...                        79%               80%              80%
                         Processed Sheet...                    21                20               20
                                                              ----              ----             ----
                                                              100%              100%             100%
                                                              ====              ====             ====

                  The Company believes that it is one of the few flat-rolled steel processors with a significant position in both the specialty strip steel and conventional strip steel markets, and is an industry leader in at least two key areas of specialty strip technology: (i) continuous annealing and normalizing of steel to produce special metallurgical properties and (ii) multi-head oscillate-winding to produce long lengths of narrow strip steel.

         Strip Steel Products. Specialty strip products are highly engineered and customized, processed from flat-rolled coils of steel meeting exacting specifications in multiple rolling, annealing and finishing operations. Specialty strip is used in the manufacture of a variety of products, including bearings, cutting tools and chain saw blades, tape measures, computer discs, high-tolerance springs and pen clips. Conventional strip products are generally used in high-volume manufacturing applications. Quality requirements for conventional strip products are typically stringent, and customer purchasing decisions are usually based on prices offered by processors which can meet those requirements. Conventional strip products are used in the manufacture of such products as seat belt parts, transmission parts, industrial chains, door hinges, drawer slides, golf club shafts and other products.

         Processed Sheet. At its steel service centers, the Company produces processed sheet consisting primarily of hot-rolled, cold-rolled and galvanized steel. The Company's processed sheet steel is typically used in applications that do not require precision tolerances, such as for heating ducts, wall studs and unexposed automobile parts. The Company's steel service centers purchase steel from primary steel producers and add value by slitting, cutting to length and providing warehousing services.

         The principal processing techniques and the related equipment of the Company -- rolling, annealing, slitting, oscillate-winding and finishing -- are described below:

         - Cold-rolling is the process of rolling steel to a specified thickness, temper and finish. Most strip-rolling is performed on reversing mills of three major types: 4-High, 6-High and cluster mills (or "Z-mills"). The Company utilizes all three types.

         - Annealing is a thermal process which changes the hardness and certain metallurgical characteristics of steel. The most common means of softening strip steel for further processing or customer use is by annealing (heating and cooling) stacks of wound coils of strip steel in batch furnaces. All of the Company's strip mills are equipped for batch annealing.

         - Slitting is the cutting of steel to specified widths and is performed at all of the Company's facilities. Coils of fully-processed strip or wide sheet coil are unwound, passed through rotary slitting knives and rewound in narrow-width coils as required by customer specifications.

         - Oscillate-winding is a means of producing exceptionally long lengths of narrow strip steel by winding consecutive coils, much like thread is wound on a spool. This operation can be performed after slitting or, at a lower cost, on a multiple head-slitting and oscillate-winding line.

         - Several auxiliary operations are performed by the Company, including coating and edge-conditioning. Coating is performed internally on an electro-galvanizing line at the Youngstown facility and by outside vendors for other platings or paints as needed to meet a given customer's needs. Edge-conditioning is the conditioning of edges of processed steel into square, full-round or partially-round shapes by rolling and skiving and is done at several of the Company's plants.

         Raw Materials.
         --------------
         The primary raw materials used in the Company's operations are hot-rolled and cold-rolled steel coils. Currently, the Company obtains steel for processing from a number of primary steel producers, and has developed cooperative relationships with its principal suppliers which, the Company believes, enable it to assure itself of the availability of steel. Pursuant to an agreement between the Company and one of its principal suppliers, the Company has agreed to purchase, and the supplier has agreed to supply, certain specified volumes of various grades and specifications of steel on competitive terms.

This arrangement, which extends through the year 2001, has been, and is expected to be, significant to the Company during periods when demand for steel is high and primary steel suppliers are likely to allocate grades and quantities of steel. During the fiscal year ended March 31, 1996, excluding its service center operations, the Company purchased approximately 13% of its requirements for hot-rolled and cold-rolled steel under this arrangement.

         The Company has developed supply relationships with several primary steel producers outside of the U.S. and Canada. Over the Company's last three fiscal years, approximately 15% of its steel requirements, exclusive of the requirements of its service centers, was purchased from these suppliers. The Company's ability to acquire steel from sources outside the U.S. and Canada affords it access to certain grades required for its specialty strip production and, the Company believes, can afford substantial protection in the event of limited steel supply in North America.

         The Company's largest component of cost of sales is raw material costs. These costs can vary over time due to changes in steel pricing which the Company typically passes on to customers. In periods of falling steel prices, however, reductions in the Company's raw material costs may lag behind pressure on the Company's prices, temporarily compressing the Company's profit margins.

         Patents and Trademarks
         ----------------------
         The Company has no patents material to its business. With respect to trademarks, the Company has developed a proprietary LaserMatte(TM) finish to enhance drawability in certain difficult forming operations, which the Company applies utilizing laser texturing technology acquired by the Company in March of 1995. The Company also has developed and produces the UniForm(TM) series of specialty strip products that help customers solve problems in their manufacturing processes. These include:


                     Product       Application
                     -------       -----------
                  UniForm(TM)100   Magnetic shielding and relay applications
                  UniForm(TM)200   Extra-deep drawn parts
                  UniForm(TM)300   Cup-shaped parts
                  UniForm(TM)500   Applications involving severe bending or stretch forming
                  UniForm(TM)700   Pre-hardened flat parts
                  UniForm(TM)800   High-strength parts requiring high ductility

         Seasonality
         -----------
         The Company experiences lower levels of net sales in the months of July, November and December due, primarily, to holiday periods and customer plant shutdowns.

         Working Capital Requirements
         ----------------------------
         The Company generally maintains its inventory of raw materials at levels that it believes are sufficient to satisfy the anticipated needs of its customers based on historic buying practices and market conditions. The Company believes that its practices are comparable to other companies in the intermediate steel processing industry. The Company believes that cash generated from operations and from borrowing under its committed credit facility provide adequate cash for the Company's working capital requirements.

         Customers
         ---------
         The Company sells its products primarily in the automotive, construction, cutting tools, consumer goods and industrial markets and to specialty steel distributors. During the fiscal year ended March 31, 1996, 37% of the Company's net sales were to the automotive market. Net sales are primarily to manufacturers who produce component parts for sale to automotive manufacturers and after-market parts suppliers. The balance of the Company's net sales are almost equally divided among the other markets served. The markets served by the Company's steel service centers are primarily the automotive industry in Ontario and the construction industry in Quebec. During the fiscal year ended March 31, 1996, the Company sold products to approximately 1200 customers with the largest single customer accounting for approximately 8% of the Company's net sales. The Company's ten largest customers accounted for 35% percent of its net sales during that period. During the fiscal year ended March 31, 1996, approximately 24% of the Company's net sales were made pursuant to arrangements with customers which contemplate deliveries over a period of 12 months or more.

         For the fiscal year ended March 31, 1996, approximately 66% of the Company's net sales were to customers in the U.S. and 34% were to customers in Canada. Less than 1% of the Company's net sales, in each of its last three fiscal years, were derived from sales to customers outside the U.S. and Canada. See Note 1 to Consolidated Financial Statements included herein at Item 8.

         Backlog
         -------
         At May 31, 1996, the Company's backlog was approximately $35 million compared with approximately $41 million at May 31, 1995. Management estimates that substantially all of the existing backlog will be shipped during the current fiscal year.

         Competition
         -----------
         The intermediate steel processing industry is highly competitive. The Company competes on the basis of quality, technical expertise, price and its ability to meet the delivery demands of its customers. Its principal competitors in the specialty strip market consist primarily of small, privately-held concerns, many of which focus on certain grades, finishes or coatings. The Company's competitors in the conventional strip market include Steel Technologies, Inc., Worthington Industries and Gibraltar Steel Corporation, each of which may have greater financial and other resources than the Company. Imported processed steel from Japan and Europe also competes with the Company's strip steel products.

         Compliance With Environmental Regulations
         -----------------------------------------
         The Company's steel processing facilities are subject to many federal, state, provincial and local requirements relating to the protection of the environment, and the Company has made, and will continue to make, expenditures to comply with such provisions. The Company believes that its facilities are being operated in material compliance with these laws and regulations and does not believe that future compliance with such existing laws and regulations will have a material adverse effect on its results of operations or financial condition. Capital expenditures and expenses attributable to environmental control compliance were approximately $271,000 in fiscal 1996, and are forecast to be approximately $779,000 in fiscal 1997 and $400,000 in fiscal 1998.

         The Company is in the process of closing a stainless steel waste pickle liquor tank which is located in the floor of its Youngstown facility and has submitted a Stainless Steel Waste Pickle Liquor Tank Closure Plan and a Human Health Risk Assessment to the Ohio Environmental Protection Agency ("Ohio EPA"). Although some soil contamination has been discovered, based on the results of the health assessment, the Company believes that the tank should be considered "clean closed" and no further action should be required by the Ohio EPA. Nevertheless, there is a possibility that the Ohio EPA will require some remediation. The Company has established a trust fund with the Ohio EPA in order to cover costs associated with the closure of the tank. As of March 31, 1996, the trust fund held approximately $154,000.

         The Company has retained the services of an environmental consultant who continuously reviews the Company's operations to insure compliance with environmental laws and regulations. While the Company's facilities are located on old industrial sites, and although some contamination has been discovered, based upon studies and reports conducted by the Company's consultants, the

Company believes it is unlikely that any of the sites will require the Company to incur material remediation costs.

         Employees
         ---------
         As of March 31, 1996, the Company employed a total of 754 people, consisting of 281 salaried, 449 union, hourly and 24 non-union, hourly employees. The Company is a party to six collective bargaining agreements at its different facilities. The Company believes its employee relations are good.

ITEM 2.  PROPERTIES

         The following table sets forth the location, square footage and use of each of the Company's principal production facilities.

Location                    Square     Principal Use                             Owned or
- --------                    Footage    -------------                             Leased (1)
                            -------                                              ----------
Youngstown, Ohio            430,000    Specialty Strip production                Owned

New Britain, Connecticut    290,000    Specialty Strip production                Owned
                                       Steel service center

Hamilton, Ontario           290,000    Conventional Strip production             Owned

Indianapolis, Indiana       140,000    Specialty and Conventional                Owned
                                       Strip production

Ottawa, Ohio                 55,000    Speciality and Conventional               Owned
                                       Strip production

Waterbury, Connecticut       16,000    Specialty Strip processing                Leased(2)

Montreal, Quebec             40,000    Steel service center                      Owned

Hamilton, Ontario            25,000    Steel service center                      Owned


(1) Each of the facilities owned by the Company is subject to the lien of the financial institution providing the Company's committed credit facility.

(2) Leased under lease expiring on November 30, 1998, subject to one five-year renewal option.



         Changes in product mix result in significant variations in productive capacity of the Company's strip facilities in any measurable period. The Company estimates that its strip facilities operated at an estimated 80% of productive capacity in fiscal 1996, and the Company's slitting equipment at its steel service centers operated at approximately 70% of productive capacity in fiscal 1996.

          The Company continually reviews its space needs and opportunities for expansion and in fiscal 1996 began a major expansion at its facility in Ottawa, Ohio to increase the Company's conventional strip capacity. The estimated $22 million project will increase the square footage of the plant by approximately 90,000 square feet, increase capacity for cold-rolled strip production by approximately 40% and will increase maximum product width capabilities. The new facility is scheduled to start production in mid-fiscal 1997. In connection with this project, the Company has obtained a $21.8 million term loan, subject to certain contingencies. Upon completion of the project, the loan proceeds will be used primarily to retire committed facility borrowing associated with the Ottawa plant expansion.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not engaged in any legal proceedings expected to have a material, adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no submissions of matters to a vote of the shareholders in the period in the fourth quarter of the fiscal year ended March 31, 1996.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table lists the names, positions held and ages of all the executive officers of the Company:

                      Name                 Age   Position with Company
                      ----                 ---   ---------------------
         James R. Harpster........          48   President and Chief Executive Officer
         R. Quintus Anderson.......         65   Chairman of the Board
         Gordon A. Wilber........           54   Executive Vice President, Chief Operating Officer
         Allen R. Morrow............        46   Vice President, Chief Administrative Officer, Treasurer
         John E. Sloe.................      43   Vice President, Chief Financial Officer
         Robert R. Albert............       66   Vice President - Commercial
         Jack W. Watson...........          52   Vice President, General Manager, Canada
         Corinn S. Grossetti.........       40   Corporate Controller
         Heidi A. Nauleau.........          39   Corporate Secretary

         Executive officers are elected by the Board of Directors and serve at its discretion.

JAMES R. HARPSTER has served as President and Chief Executive Officer of the Company since 1984, and has served as a Director since 1982. Prior to assuming his current position, he was Vice President of Sales for the Company since its incorporation. He has twenty-seven years' experience in the steel industry, having begun his career in 1969 with Jones & Laughlin Steel Corporation. During his career with Jones & Laughlin, Mr. Harpster held various management positions in the areas of product quality and plant operations. He graduated from Lehigh University in 1969 with a B.S. in Metallurgy and from the University of Akron in 1975 with an MBA. He is a member and past president of the Association of Cold-Rolled Strip Steel Producers and a member of the Department of Commerce's Industry Sector Advisory Committee on Ferrous Ores and Metals for Trade Policy Matters.

R. QUINTUS ANDERSON has served as Chairman of the Board of Directors of the Company since its incorporation in 1980. Aarque Capital Corporation, a corporation controlled by Mr. Anderson, owns approximately 51.1% of the shares of Common Stock of the Company. Aarque Capital Corporation is one of a group of privately-held corporations owned or controlled by Mr. Anderson, known as The Aarque Companies, which are in businesses unrelated to the business of the Company. Mr Anderson holds a Bachelor of Engineering degree from Princeton University and was granted a post-graduate fellowship at the Sloane School of Industrial Management at the Massachusetts Institute of Technology. Since his discharge as a lieutenant from the U.S. Navy in 1957, Mr. Anderson has managed, operated and acquired businesses related principally to the metal fabrication industry. Mr. Anderson is a trustee of Northwestern Mutual Life Insurance Company and a director of Oneida Ltd.

GORDON A. WILBER has served as Vice President since 1984, and Executive Vice President of the Company since 1987. Mr. Wilber was appointed Chief Operating Officer and was elected a Director in 1994. Prior to 1987, he held the positions of Vice President of Operations, Manager of Operations and Technical Director of the Company. Mr. Wilber began his career as a Research Metallurgist at the Graham Laboratories of Jones & Laughlin in 1968. Following a series of technical positions in the basic and specialty flat-rolled divisions of Jones & Laughlin, he became Manager of Quality Control for Jones & Laughlin's specialty strip plants in 1977. He has a Master's Degree in Metallurgical Engineering from the University of Illinois and a Ph.D. from Rensselaer Polytechnic Institute. He is a member of the Board of Directors and Vice President of the Association of Cold Rolled Strip Steel Producers.

ALLEN R. MORROW serves as Vice President, Chief Administrative Officer and Treasurer of the Company. Prior to his appointment as Chief Administrative Officer in April 1996, he had served as Chief Financial Officer of the Company since its incorporation in 1980. He was elected Vice President and Treasurer in 1994. Prior thereto, he held various management positions with LTV and Jones & Laughlin and, immediately preceding his employment with the Company, was Division Controller, Strip Plants of Jones & Laughlin. He began his career with Coopers & Lybrand and is a Certified Public Accountant. Mr. Morrow graduated from Geneva College in 1971 with a B.S. Bus. Ad. in Accounting and from the University of Pittsburgh in 1978 with an MBA.

JOHN E. SLOE joined the Company on April 1, 1996 as Vice President, Chief Financial Officer. From 1993 to 1996, he served as a turnaround management consultant with Sloe & Associates, whereby he independently assisted manufacturing companies improve productivity, efficiencies and profitability. From 1990 to 1993, he served as President and Chief Executive Officer of Denman Tire Corporation, a $45 million specialty tire manufacturer. He joined Denman Tire as Vice President & Chief Financial Officer in 1987. Mr. Sloe began his career in 1977 with Eaton Corporation as an accountant and rapidly progressed to Division Controller. He is a Certified Public Accountant and graduate of Cleveland State University with a BBA in Accounting in 1977 and in 1983 earned an MBA degree.

ROBERT R. ALBERT has served as Vice President - Commercial of the Company since 1987 and has over 44 years experience in the steel industry. Immediately prior to joining the Company, he served as Vice President-Sales for Sharon Steel Corporation and has held various sales and marketing positions at both the Empire Detroit Division of Cyclops Corporation and Bethlehem Steel Corporation. He is a 1952 graduate of Bucknell University with a B.S. degree in Commerce and Finance.

JACK W. WATSON has served as Vice President, General Manager, Canada since 1991. Prior to 1991 he held positions of Manager Operations, Manager Sales/Marketing and Quality Control at the Company. Mr. Watson began his career at British Steel Corporation as a Research Metallurgist. In 1967 he joined Dofasco Inc. holding various technical positions before joining the Company's predecessor company, Stanley Steel, in 1980. He is a graduate Metallurgist from Tees-Side Polytechnic, England. He is a Professional Engineer and a member of Association of Professional Engineers of Ontario.

CORINN S. GROSSETTI has served as Corporate Controller since 1994. She has worked with the Company since 1981 in various accounting positions. Prior to joining the Company, she was Plant Controller at Universal Rundle Corporation. She is a 1977 graduate of Westminster College with a B.A. in Business and Economics.

HEIDI A. NAULEAU is Secretary of the Company and a Director, having been elected to those positions in 1993. Mrs. Nauleau is Chairman of The Aarque Companies, having been elected to that position in February 1996. Mrs. Nauleau joined The Aarque Companies in 1981 as Assistant to the Chairman and was appointed Vice President/Europe in 1984. From 1987 until 1992, she was manager of a subsidiary of Aarque Steel Corporation. Prior to joining The Aarque Companies in 1981, from 1979 until 1981, Mrs. Nauleau served as a research associate for Berndtsen International Ltd. Mrs. Nauleau is the daughter of R. Quintus Anderson. She is a graduate of the University of Pennsylvania.



                                     PART II
                                     -------

ITEM 5.  MARKET AND DIVIDEND INFORMATION

         As of June 14, 1996, there were 7,162,250 share of common stock outstanding that were held by 138 shareholders of record. The Company has declared no dividends in either of the two previous fiscal years. The Company's ability to pay dividends in the future is limited by the terms of its committed credit facility so as not to exceed twenty-five percent of after tax income on a cumulative basis exclusive of certain accounting adjustments, commencing as of March 31, 1994, and by the requirement that no dividend shall result in a default under the credit facility. Additional information regarding the principal market for the Company's common stock and market prices for the Company's common stock is set forth below.



                                            Market Price Ranges
                                       Fiscal Year Ending March 31,
                                    1996                           1995
                            High            Low            High            Low
         First Quarter     $  7.38        $  6.63         $  10.00       $  7.63
         Second Quarter    $  7.00        $  5.75         $   9.00       $  6.38
         Third Quarter     $  6.63        $  4.25         $   7.88       $  6.75
         Fourth Quarter    $  5.50        $  4.75         $   7.88       $  6.50

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA



                                                                                  YEAR ENDED MARCH 31,
                                                           1996          1995             1994(1)      1993        1992
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales                                             $   227,128    $  235,145      $   221,286    $ 180,467    $166,856
Cost of sales                                             205,727       208,408          196,870      160,289     148,689
                                                      -------------------------------------------------------------------
Gross profit                                               21,401        26,737           24,416       20,178      18,167
Selling, general, and administrative expenses              13,645        13,773           13,079       12,766      10,612
Income (loss) from equity investment                          (98)          616               --           --          --
Management fee to principal shareholder                        --            --            1,022          903       1,338
Interest expense                                            2,918         2,956            3,707        2,997       3,576
                                                      -------------------------------------------------------------------
Income before income taxes and cumulative effect of
   accounting changes                                       4,740        10,624            6,608        3,512       2,641
Income taxes                                                1,685         3,698            2,530        1,305         306
                                                      -------------------------------------------------------------------
Income before cumulative effect of
   accounting changes                                       3,055         6,926            4,078        2,207       2,335
Cumulative effect of accounting changes                        --            --          (10,956)          --          --
                                                      -------------------------------------------------------------------
Net income (loss)                                     $     3,055    $    6,926      $    (6,878)   $   2,207    $  2,335
                                                      ===================================================================
Dividends                                                      --            --               --    $   4,074          --
                                                      ===================================================================

EARNINGS PER SHARE:
Income before cumulative effect of
    accounting changes                                $      0.43    $     0.96      $      0.75
Cumulative effect of accounting changes                        --            --            (2.02)
                                                      -------------------------------------------------------------------
Net income (loss)                                     $      0.43    $     0.96      $     (1.27)
                                                      ===================================================================
Weighted average number of common
   shares outstanding                                   7,172,271     7,200,201        5,422,429
                                                      ===================================================================


BALANCE SHEET DATA:
Total assets                                          $   126,690    $  131,201      $   110,122    $  91,542    $ 78,600
Working capital                                            51,450        54,794           16,640         (789)      3,771
Long-term debt                                             39,000        34,250            4,250        4,250       4,250
Shareholders' equity                                       32,368        28,616           20,088       13,700      16,229


(1)      See note 13 to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information with respect to the results of operations of the Company for fiscal 1996, 1995 and 1994 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Results of Operations
- ---------------------
         The following table presents the Company's results of operations expressed as a percentage of net sales:

                                                                            YEAR ENDED MARCH 31,
                                                                            --------------------
                                                                          1996      1995      1994
                                                                         ------    ------    ------
Net sales                                                                 100.0%    100.0%    100.0%*
Cost of sales                                                              90.6      88.6      88.3*
                                                                         ------    ------    ------
Gross profit                                                                9.4      11.4      11.7
Selling, general, and administrative expenses                               6.0       5.9       6.3
Income from equity investment                                               0.0       0.3        --
Management fee to principal shareholder                                      --        --       0.5
Interest expense                                                            1.3       1.3       1.8
                                                                         ------    ------    ------
Income before income taxes and cumulative effect of accounting changes      2.1       4.5       3.1
Income taxes                                                                 .7       1.6       1.2
                                                                         ------    ------    ------
Income before cumulative effect of accounting changes                       1.4       2.9       1.9
Cumulative effect of accounting changes                                      --        --      (5.2)
                                                                         ------    ------    ------
Net income (loss)                                                           1.4%      2.9%     (3.3)%
                                                                         ======    ======    ======

FISCAL 1996 COMPARED TO FISCAL 1995

         Net sales decreased $8.0 million, or 3.4%, to $227.1 million. This was the result of lower shipment levels as tonnage decreased 4.9%. Sales of almost all the Company's products decreased over the course of the year as customers adjusted their inventory levels to bring them in line with curtailed production schedules reflecting declines in economic activity.

         Gross profit decreased by $5.3 million, or 20.0%, to $21.4 million. Gross profit as a percent of sales decreased to 9.4% compared to 11.4% in the prior year. The decline is attributable to two factors. First, lower volume levels required that fixed costs be absorbed over lower revenues, resulting in decreased margins generally. Additionally, downward pressure on steel prices, particularly in the Company's Canadian operations, created lower margins as the market adjusted to lower steel prices in advance of these lower prices being reflected in the Company's inventories. Somewhat countering the pressure from this high-cost inventory was the liquidation of inventories accounted for on the LIFO basis in the United States, which generated approximately $583,000 of pre-tax income over the course of the fiscal year.

         Selling, general and administrative (SG&A) expenses decreased $128,000 to $13.6 million, though the percent of sales measure increased to 6.0% from 5.9% due to lower revenue levels. The decrease in spending reflected lower sales commissions and lower expenses for compensation plans related to the Company's financial results, somewhat offset by staffing increases and normal salary cost increases.

- ----------------------

         *For the year ended March 31, 1994, sales and cost of sales to Direct Steel, Inc., of approximately $12.3 million have been excluded for comparative purposes. See note 13 to consolidated financial statements.

         Income from equity investment was a loss of $98,000 for the year, a decrease of $714,000 from prior year's income of $616,000. This decline in earnings principally reflected the effect of downward pressure on steel prices as discussed above.

         Interest expense was $2.9 million, or 1.3% of net sales for fiscal 1996, a decrease of $38,000 over the previous year. Although borrowing levels were higher in the current year, $301,000 of the interest cost on this higher level of borrowing was capitalized as part of the cost of the Ottawa expansion project.

         Income taxes decreased $2.0 million primarily as a result of the decrease in income before taxes. The effective tax rates computed on income exclusive of income (loss) from equity investment were down slightly in the current year at 34.8% versus 37.0% in the prior year.

         As a result of the factors discussed above, net income for fiscal 1996 was $3.1 million or 1.4% of net sales.


FISCAL 1995 COMPARED TO FISCAL 1994

         Net sales increased by $26.2 million, or 12.5%, to a record $235.1 million. This was the result of strong shipment levels as tonnage increased 8.5%, augmented by increased selling prices. Higher sales occurred primarily in the automotive, cutting tools, and industrial goods markets and were attributable to a strong economy.

         Gross profit increased by $2.3 million, or 9.5%, to $26.7 million. Gross profit as a percentage of sales decreased to 11.4% compared to 11.7% in the prior year. Factors contributing to this percentage decrease were the LIFO effect of higher costs of raw materials recognized in cost of sales and an expansion of volume in lower priced products.

         SG&A expenses increased $694,000, to $13.8 million. These increases reflect normal salary increases and increased expenses for compensation plans related to the Company's financial results. SG&A expenses as a percentage of sales decreased to 5.9% compared to 6.3% in the prior year.

         Income from equity investment was $616,000 for the year. The Company acquired its 50% interest in Direct Steel on March 25, 1994.

         The management fee to the Company's principal shareholder was eliminated on March 21, 1994 effective with the initial public offering. No expense for management fees was incurred in fiscal 1995, reflecting a decrease of $1.0 million.

         Interest expense decreased $751,000, or 20.3% to $3.0 million. This reflects lower borrowing levels due to the application of the proceeds from the initial public offering and overallotment exercise, partially offset by higher working capital requirements and higher effective interest rates over the year. The effective interest rate increase reflected general market rate increases.

         Income before income taxes and cumulative effect of accounting changes increased $4.0 million, or 60.8%, to $10.6 million. Income before income taxes and cumulative effect of accounting changes as a percentage of sales increased to 4.5% from 3.1%.

         Income taxes increased $1.2 million as a result of the increase in income before taxes offset by a lower effective Canadian tax rate. The effective tax rate computed on income exclusive of income from equity investment was 37.0% in fiscal 1995 compared to 38.3% in fiscal 1994.

         As a result of the factors described above, the net income for fiscal 1995 was a record $6.9 million or 2.9% of net sales.

Liquidity and Capital Resources
- -------------------------------

         The Company requires capital primarily to fund working capital needs, capital projects, including the acquisition and improvement of facilities, machinery and equipment, and to acquire complementary steel-related businesses in connection with the Company's growth strategy to increase its size and profitability. The Company has met its capital requirements in fiscal 1996 through cash flow from operations and from borrowing under its committed credit facility.

         During fiscal 1996, the Company generated cash flow from operating activities of $9.4 million. Net income contributed $3.1 million, depreciation $2.5 million, and working capital changes $3.2 million of the total cash provided by operating activity. Inventory levels were down significantly from year-ago levels, offset by a similar change in payables. Lower receivables reflect lower business activity levels from year-ago comparisons.

         Cash flows used by investing activities in fiscal 1996 consisted of $12.2 million of capital spending in connection with the enhanced $22 million Ottawa expansion project and $2.0 million in connection with the Company's ongoing program for upgrading machinery and equipment in order to optimize manufacturing quality and efficiency. The Company expects to incur an additional $9.8 million to complete the Ottawa project in mid-fiscal year 1997.

         The Company's committed credit facility provides a maximum availability of $70.0 million of which $39.5 million was outstanding at March 31, 1996. Due to the capital expenditures associated with the Ottawa expansion project, the Company increased the maximum availability of its credit facility from $55 million to $70 million effective May 31, 1995. In connection with this project, the Company has obtained a commitment, subject to certain contingencies, for a $21.8 million term loan. Upon completion of the project, the loan proceeds will be used primarily to retire committed facility borrowing associated with the Ottawa plant expansion.

         Effective June 18, 1996, the Company acquired the remaining outstanding shares of its equity affiliate, Direct Steel, Inc. for approximately $2.6 million. The Company will account for the transaction as a purchase and will consolidate Direct Steel's financial statements with the Company's fiscal 1997 financial statements from the effective date of the transaction. Funds available under the committed facility were used to finance this acquisition.

         Management expects that cash generated from operating activities and its borrowing capacity will be sufficient to meet planned capital expenditures, planned acquisitions, and other cash requirements for the next twelve months. As the Company pursues its growth strategy of expanding through core business acquisitions, capital requirements may change and the Company may from time to time seek additional financing.

Seasonality
- -----------

         The Company has in the past experienced lower levels of sales in the months of July, November, and December, due primarily to holiday periods and customer plant shutdowns.

Inflation/Impact of Changing Prices
- -----------------------------------

         The Company's largest component of cost of sales is raw material costs. These costs can vary over time due to changes in steel pricing which the Company typically passes on to customers. The Company does not believe that inflation has had a significant impact on the results of its operations over the periods presented.

Environmental Matters
- ---------------------

         The Company's facilities are subject to numerous federal, state, provincial and local regulations related to environmental protection and compliance with such regulations is a factor in the Company's operations. The Company has made, and intends to make, expenditures necessary to comply with such regulations. Under existing laws and regulations, the Company believes that compliance will not have a material adverse effect on its results of operations or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Cold Metal Products, Inc.
Youngstown, Ohio


         We have audited the accompanying consolidated balance sheets of Cold Metal Products, Inc. and Subsidiary (the "Company") as of March 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(A)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cold Metal Products, Inc. and Subsidiary as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

         As discussed in Note 1 to the consolidated financial statements, effective April 1, 1993, the Company changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards (SFAS) No. 106, its method of accounting for postemployment benefits to conform with SFAS No. 112, and its method of accounting for income taxes to conform with SFAS No. 109.




/s/ Deloitte & Touche LLP
- -------------------------
Cleveland, Ohio
May 9, 1996
(June 18, 1996 as to Note 11)

                           CONSOLIDATED BALANCE SHEETS
                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY




                                                                 MARCH 31,
                                                                 ---------
                                                             1996        1995
                                                             ----        ----
                                                          (DOLLARS IN THOUSANDS,
                                                        EXCEPT PER SHARE AMOUNTS)
ASSETS:
Cash                                                      $   2,318    $   2,946
Receivables                                                  37,301       42,050
Inventories                                                  48,320       58,967
Prepaid and other current assets                              1,469        1,835
                                                          ----------------------
      Total current assets                                   89,408      105,798
Property, plant, and equipment - at cost                     56,148       41,778
Less accumulated depreciation                               (26,811)     (24,343)
                                                          ----------------------
Property, plant and equipment - net                          29,337       17,435
Other assets                                                  7,945        7,968
                                                          ----------------------
     Total assets                                         $ 126,690    $ 131,201
                                                          ======================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Revolving line of credit                                  $     499    $     839
Accounts payable                                             29,835       40,789
Other current liabilities                                     7,624        9,376
                                                          ----------------------
     Total current liabilities                               37,958       51,004
Long-term debt                                               39,000       34,250
Postretirement and pension benefits                          17,364       17,331
Shareholders' equity:
Common stock, $.01 par value; 15,000,000 shares
     authorized, 7,532,250 shares issued                         75           75
Additional paid-in capital                                   25,300       25,437
Retained earnings                                            12,547        9,492
Cumulative translation adjustment                            (2,080)      (3,022)
Less treasury stock, 370,000 and 350,000 shares at cost      (3,474)      (3,366)
                                                          ----------------------
     Total shareholders' equity                              32,368       28,616
                                                          ----------------------
     Total liabilities and shareholders' equity           $ 126,690    $ 131,201
                                                          ======================




                 See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY



                                                           YEAR ENDED MARCH 31,
                                                     1996          1995          1994
                                                                            (see note 13)
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales                                       $   227,128    $  235,145   $   221,286
Cost of sales                                       205,727       208,408       196,870
                                                ---------------------------------------
Gross profit                                         21,401        26,737        24,416

Selling, general, and administrative expenses        13,645        13,773        13,079
Income (loss) from equity investment                    (98)          616            --
Management fee to principal shareholder                  --            --         1,022
Interest expense                                      2,918         2,956         3,707
                                                ---------------------------------------
Income before income taxes and cumulative
    effect of accounting changes                      4,740        10,624         6,608
Income taxes                                          1,685         3,698         2,530
                                                ---------------------------------------
Income before cumulative effect of
     accounting changes                               3,055         6,926         4,078
Cumulative effect of accounting changes                  --            --       (10,956)
                                                ---------------------------------------
Net income (loss)                               $     3,055    $    6,926   $    (6,878)
                                                =======================================

EARNINGS PER SHARE:
Income before cumulative effect
     of accounting changes                      $      0.43    $     0.96   $      0.75
Cumulative effect of accounting changes                  --            --         (2.02)
                                                ---------------------------------------
Net income (loss)                               $      0.43    $     0.96   $     (1.27)
                                                =======================================

Weighted average number of
     shares outstanding                           7,172,271     7,200,201     5,422,429


                 See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY


                                 COMMON
                                 SHARES     ADDITIONAL                CUMULATIVE
                                  ($.01      PAID-IN      RETAINED   TRANSLATION   TREASURY
                               PAR VALUE)    CAPITAL      EARNINGS    ADJUSTMENT     STOCK       TOTAL
                                                            (IN THOUSANDS)
Balance, April 1, 1993         $       52   $    4,069    $  9,444    $      135        ---    $ 13,700
Contributions from principal
   shareholder                        ---          300         ---           ---        ---         300
Net loss                              ---          ---      (6,878)          ---        ---      (6,878)
Treasury stock                        ---          ---         ---           ---    $(3,080)     (3,080)
Net offering proceeds                  21       18,629         ---           ---        ---      18,650
Net adjustment for foreign
   currency translation               ---          ---         ---        (2,604)       ---      (2,604)
                               ------------------------------------------------------------------------
Balance, March 31, 1994                73       22,998       2,566        (2,469)    (3,080)     20,088
Net income                            ---          ---       6,926           ---        ---       6,926
Treasury stock                        ---          ---         ---           ---       (286)       (286)
Net offering proceeds from
   overallotment option                 2        2,439         ---           ---        ---       2,441
Net adjustment for foreign
   currency translation               ---          ---         ---          (553)       ---        (553)
                               ------------------------------------------------------------------------
Balance, March 31, 1995                75       25,437       9,492        (3,022)    (3,366)     28,616
Net income                            ---          ---       3,055           ---        ---       3,055
Shares deferred in lieu of
   pay                                ---           20         ---           ---        ---          20
Reduction in contribution
   of principal shareholder           ---         (157)        ---           ---        ---        (157)
Treasury stock                        ---          ---         ---           ---       (108)       (108)
Net adjustment for foreign
   currency translation               ---          ---         ---           942        ---         942
                               ------------------------------------------------------------------------
Balance, March 31, 1996        $       75   $   25,300    $ 12,547    $   (2,080)   $(3,474)   $ 32,368
                               ========================================================================



                 See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY


                                                                        YEAR ENDED MARCH 31,
                                                                    1996       1995        1994
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                            $  3,055    $ 6,926    $ (6,878)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities
          Cumulative effect of accounting changes                      ---        ---      10,956
          Depreciation and amortization                              2,511      2,343       2,540
          (Income) loss from equity investment                          98       (616)        ---
          Deferred income taxes                                        468      1,172       1,166
          Deferred directors' fees                                      20        ---         ---
          Increase in cash value of officer's life insurance           ---        ---        (268)
          Changes in operating assets and liabilities                3,211       (251)    (17,111)
                                                                  -------------------------------
          Net cash provided by (used in) operating activities        9,363      9,574      (9,595)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant, and equipment                   (14,220)    (2,529)     (2,698)
     Proceeds from sale of officer's life insurance                    ---        ---       2,026
     Equity investment                                                 ---       (145)       (476)
                                                                  -------------------------------
         Net cash used in investing activities                     (14,220)    (2,674)     (1,148)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from (repayment of ) revolving line of credit      8,660     (6,692)     (2,339)
     Defeasance of industrial revenue bond                          (4,250)       ---         ---
     Preferred stock redemption                                        ---        ---        (555)
     Acquisition of treasury stock                                    (108)      (286)     (3,080)
     Net offering proceeds                                             ---      2,440      18,650
     Payment of dividends to principal shareholder                     ---        ---      (3,823)
     Other equity transaction                                         (157)       ---         ---
                                                                  -------------------------------
         Net cash provided by (used in) financing  activities        4,145     (4,538)      8,853

Net increase (decrease) in cash                                       (712)     2,362      (1,890)
Effect of translation adjustment                                        84        (28)        (82)
Cash, beginning of period                                            2,946        612       2,584
                                                                  -------------------------------
Cash, end of period                                               $  2,318    $ 2,946    $    612
                                                                  ===============================


                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
- --------------------------------------------------------------------------------


1. PRINCIPLES OF CONSOLIDATION, BUSINESS DESCRIPTION AND ACCOUNTING POLICIES

         Consolidation and Presentation -- The consolidated financial statements include the accounts of the Company and its subsidiary, Cold Metal Products Company, Ltd., a Canadian Company. The Company's 50% investment in Direct Steel, Inc. ("Direct Steel") is accounted for using the equity method. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications were made to prior years' amounts to conform with the current year presentation.

         The Company completed an initial public offering of common stock on March 21, 1994. As of March 31, 1996, Aarque Capital Corporation (principal shareholder) owns 51% of the Company.

         Business Description -- The Company is in the specialty strip steel industry and processes specialty and conventional strip steel, and premium and standard sheet steel, to meet the critical requirements of precision parts manufacturers. Through cold rolling, annealing, normalizing, edge-conditioning, oscillate-winding, slitting, and cutting-to-length, the Company provides value-added products to manufacturers in the automotive, construction, cutting tools, consumer goods, and industrial goods markets. The Company also supplies specialty steel distributors. Its customers are located predominately in the U.S. and Canada.

         During fiscal 1996, 1995, and 1994, approximately 37%, 37% and 34% of the Company's sales, respectively, and 26% and 28% of accounts receivable at March 31, 1996 and 1995, respectively, were with companies in the automotive industry. The balance of the Company's net sales is approximately equally divided among the other markets served. During fiscal 1996, 1995, and 1994, the Company's ten largest customers accounted for 35%, 34%, and 33% of the Company's net sales. No single customer accounted for 10% or more of sales in any of the years. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

         Production facilities are located in Youngstown and Ottawa, Ohio; Indianapolis, Indiana; New Britain and Waterbury, Connecticut; Hamilton, Ontario; and Pointe Claire, Quebec, Canada.

         Results of Foreign Operations -- Net sales, pretax income and net income, respectively, of the Company's Canadian subsidiary were $97.6 million, $954,000 and $634,000 in 1996; $95.9 million, $4.6 million and $3.1 million in
1995; and $97.1 million, $4.2 million and $2.7 million in 1994. Identifiable assets of the Canadian subsidiary were $53.7 million and $59.0 million at March 31, 1996 and 1995, respectively. The remainder of the Company's consolidated net sales, net income, and assets are related to operations in the United States.

         Inventories -- Inventories are valued at the lower of cost or market. Cost of domestic inventories is determined under the last-in, first-out (LIFO) method; cost of inventories of the foreign subsidiary is determined on the first-in, first-out (FIFO) method. Domestic inventories represent approximately 57% and 58% of total consolidated inventories at March 31, 1996 and 1995, respectively. Under the FIFO method of inventory pricing, domestic inventories would have been approximately $2,218,000 and $3,295,000 higher at March 31, 1996 and 1995, respectively.

         In fiscal 1996, inventory quantities were reduced resulting in a liquidation of certain LIFO inventory layers carried at costs which were different than the cost of current purchases. The effect of the LIFO liquidation increased income before taxes by $583,000 and net income by $376,000.

         Property, Plant, and Equipment -- Property, plant, and equipment are stated at cost. The Company provides for depreciation over the estimated useful lives of the assets on the straight-line method for financial statement reporting and an accelerated method for income tax reporting purposes. Estimated useful lives are 20 years for land improvements, 25 years for buildings and 5 to 10 years for machinery and equipment.

         Interest is capitalized in connection with the construction of qualified assets. Under this policy, interest of $301,000 was capitalized in fiscal 1996.

         Revenue Recognition -- Revenue is recognized when products are shipped to customers. Sales returns and allowances are treated as a reduction to sales and are provided for based on historical experience and current estimates.

         Changes in Accounting Policies -- The Company adopted the following three new Statements of Financial Accounting Standards (SFAS) effective April 1, 1993:

     POSTRETIREMENT BENEFITS OTHER THAN PENSIONS -- In addition to pension benefits, the Company provides certain health care and life insurance benefits to retired employees. Substantially all employees become eligible for these benefits if they reach retirement age while working for the Company. Upon adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," costs for these benefits are accrued over the service period of the employees. Previously, the Company recognized expense when the claims were paid. The cumulative effect of adopting the standard was an increase in accrued postretirement benefits of $16.1 million, an increase of $6.1 million in deferred tax assets and a net loss of $10.0 million.

     POSTEMPLOYMENT BENEFITS -- The Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires accrual of postemployment benefits (such as disability related benefits) during the years an employee provides services or at the time of an event giving rise to the benefit. Previously the Company recognized expense when the benefits were paid. The cumulative effect of adopting the standard was an increase in accrued liabilities of $100,000, an increase in deferred tax assets of $38,000, and a net loss of $62,000.

     INCOME TAXES -- The Company adopted SFAS No. 109, "Accounting for Income Taxes." Previously, income taxes were computed in accordance with Accounting Principles Board Opinion (APB) No. 11. The cumulative effect of adopting the standard was an increase in net loss of $931,000 and a net decrease in shareholders' equity of $631,000. The effect to shareholders' equity was reduced by the recognition of a tax benefit contributed by the principal shareholder.

         Earnings Per Share -- Primary earnings per common share have been computed based upon the average weighted outstanding shares and have not been adjusted for the effect of stock options as the dilution would be less than 3%.

         Financial Instruments -- The Company has various financial instruments including cash, receivables, short-term and long-term debt, and miscellaneous other assets. Many of these instruments are short-term in nature. The Company has determined that the estimated fair value of its financial instruments approximates carrying value.

         Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions pending completion of related events. These estimates and assumptions affect the amounts reported at the date of the financial statements for assets, liabilities, revenues and expenses and the disclosure of contingencies. Actual results could differ from those estimates.

2.  OTHER BALANCE SHEET INFORMATION


                                                   MARCH 31,
                                               1996        1995
                                             --------------------
                                                (In thousands)
RECEIVABLES:
     Customers                               $ 31,065    $ 33,064
     Equity affiliate                           6,704       9,665
     Allowance for doubtful accounts             (468)       (679)
                                             --------------------
                                             $ 37,301    $ 42,050
                                             ====================
INVENTORIES:
     Raw materials                           $ 24,576    $ 31,931
     Work in process                           14,784      18,005
     Finished goods                             8,960       9,031
                                             --------------------
                                             $ 48,320    $ 58,967
                                             ====================
PREPAID AND OTHER CURRENT ASSETS:
     Prepaid                                 $    384    $    330
     Deferred income taxes                      1,085       1,505
                                             --------------------
                                             $  1,469    $  1,835
                                             ====================
PROPERTY, PLANT, AND EQUIPMENT:
     Land                                    $  1,548    $  1,530
     Buildings                                  9,023       9,064
     Machinery and equipment                   32,663      30,921
     Construction in process                   12,914         263
                                             --------------------
                                             $ 56,148    $ 41,778
                                             ====================
OTHER ASSETS:
     Deferred income taxes                   $  4,734    $  4,783
     Equity investment                          1,465       1,714
     Other                                      1,746       1,471
                                             --------------------
                                             $  7,945    $  7,968
                                             ====================
OTHER CURRENT LIABILITIES:
     Payroll and related employee benefits   $  4,585    $  5,542
     Pension                                       40         505
     Income taxes payable                         ---       1,009
     Other                                      2,999       2,320
                                             --------------------
                                             $  7,624    $  9,376
                                             ====================



3. SHORT-TERM AND LONG-TERM DEBT

         The Company has a committed credit facility which provides availability based on a percentage of accounts receivable, inventory, and an amortizing term loan. During fiscal 1996, the Company amended its credit facility agreement to increase maximum availability under the agreement to $70 million, subject to limitations related to the value of collateral from time to time. Total borrowing availability was $62 million as of March 31, 1996. The facility provides for borrowing options under the bank's prime rate, acceptance rates, or Eurodollar rates, plus a variable margin based on the Company's operating performance and leverage. The agreement extends through January 10, 1998, and contains certain financial and other covenants, including restrictions on payment of dividends, with which the Company was in compliance at March 31, 1996. Under the committed facility, the Company has determined that balances in excess of $39 million of the facility would be subject to repayment with funds generated from operating activities during the business cycle. As such, these funds are reflected as short-term in nature. The weighted average interest rate at March 31, 1996 and 1995 was 7.4% and 8.3%, respectively. The facility is collateralized by accounts receivable, inventory, common stock of the Canadian subsidiary, and property, plant and equipment. As of March 31, 1996, the credit line supported letters of credit in the amount of $660,000.

         Under terms of a sublease agreement, the Industrial Revenue Bonds of $4,250,000 became due June 30, 1995 and the Company defeased the bonds by depositing in escrow an amount sufficient to pay the bond principal and interest payment requirements on September 1, 1995. The obligation was satisfied with long-term availability under the committed lending facility.


4. INCOME TAXES

         Effective with fiscal 1995, the Company files its own tax return. Previously, the Company filed a consolidated U.S. federal income tax return with its principal shareholder through the date of the initial public offering. Taxes were provided for in fiscal 1994 as if the Company filed a separate return. The Company did not recognize the tax benefit of tax attributes, such as net operating loss and credit carryforwards, until utilized by the consolidated group. The Company generally funded the currently payable amount to its principal shareholder annually.

         Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (ii) operating loss and tax credit carryforwards. Components of the Company's deferred tax assets and liabilities are as follows:

                                                                  MARCH 31,
U.S.:                                                         1996       1995
                                                               (In thousands)
Deferred tax assets:
     Postretirement and postemployment benefit obligations   $ 6,117    $ 6,204
     Inventory basis differences                                 235        396
     Reserves not currently deductible                           751      1,361
     Tax credit carryforwards (no expiration dates)              458        248
                                                             ------------------
                                                               7,561      8,209
     Valuation allowance                                        (388)      (448)
                                                             ------------------
                                                               7,173      7,761
Deferred tax liabilities-property basis differences           (1,007)    (1,137)
                                                             ------------------
Total U.S.                                                     6,166      6,624


CANADA:
Deferred tax assets:
     Postretirement and postemployment benefit obligations       109        ---
     Reserves  not currently deductible                           28         48
                                                             ------------------
                                                                 137         48
Deferred tax liabilities:
     Property  basis differences                                (344)      (277)
     Pension asset                                              (140)      (107)
                                                             ------------------
                                                                (484)      (384)
                                                             ------------------
Total Canada                                                    (347)      (336)
                                                             ------------------
Net deferred tax assets                                      $ 5,819    $ 6,288
                                                             ==================

The provision for income taxes includes:

                                        YEAR ENDED MARCH 31,
                                      1996     1995     1994
                                     ------------------------
                                         (In thousands)
CURRENT TAXES:
   U.S. federal                      $  825   $1,091   $  295
   Canadian federal and provincial      310    1,235      987
   State and local                       82      200       82
                                     ------------------------
                                      1,217    2,526    1,364
DEFERRED TAXES:
   U.S                                  457      963      700
   Canadian                              11      209      466
                                     ------------------------
                                        468    1,172    1,166
                                     ------------------------
Total                                $1,685   $3,698   $2,530
                                     ========================



Reconciliations of the U.S. federal statutory tax rate to the effective tax rate are as follows:


                                             YEAR ENDED MARCH 31,
                                          1996       1995       1994
                                         ----------------------------
U. S. federal statutory tax rate           35.0%      35.0%      35.0%
Effect of graduated rates                  (1.0)      (1.0)      (1.0)
Effect of Canadian rates                   (0.8)       0.9        ---
State taxes                                 2.4        1.9        2.4
Reduction in valuation allowance           (1.3)      (1.7)      (3.1)
Equity (income) loss                        0.8       (2.0)       ---
Disaffiliation from consolidated group      ---        ---        3.0
Other                                       0.4        1.7        2.0
                                         ----------------------------
Effective tax rate                         35.5%      34.8%      38.3%
                                         ============================


5. RETIREMENT BENEFIT PLANS

         Substantially all of the Company's salaried and hourly employees are covered by noncontributory retirement benefit plans. These plans generally provide benefits based upon a formula using fiscal average earnings or at a stated amount for each year of service. The plans' assets are principally invested by outside asset managers in marketable debt and equity securities. The company's funding policy is to make the annual contributions required by applicable regulations. Domestic pension expense includes the following components:


                                YEAR ENDED MARCH 31,
                             1996       1995       1994
                           -----------------------------
                                  (In thousands)
Service cost               $   597    $   668    $   663
Interest cost                1,261      1,136      1,036
Actual return on assets     (3,289)    (1,080)      (136)
Net amortization             2,154         65       (806)
                           -----------------------------
Domestic pension expense   $   723    $   789    $   757
                           =============================

Accrued domestic pension liability in the balance sheets is as follows:

                                                                          MARCH 31,
                                                                      1996        1995
                                                                    --------------------
                                                                       (In thousands)
Vested accumulated benefit obligation                               $ 13,324    $ 11,486
Nonvested accumulated benefits                                         1,246       1,097
                                                                    --------------------
Accumulated benefit obligation                                        14,570      12,583
Effect of projected salary increases                                   2,821       2,434
                                                                    --------------------
Projected benefit obligation                                          17,391      15,017
Plan assets at market value                                           17,717      13,963
                                                                    --------------------
Plan assets (in excess of) less than projected benefit obligation       (326)      1,054
Unrecognized net obligation                                             (717)       (503)
Unrecognized net gain (loss)                                           1,008        (131)
Additional liability                                                      75          85
                                                                    --------------------
Net domestic pension liability                                      $     40    $    505
                                                                    ====================

Assumptions used in developing the domestic pension information were:


                                           YEAR ENDED MARCH 31,
                                        1996       1995       1994
                                      -----------------------------
Discount rate for obligation             8.00%      8.25%      7.50%
Discount rate for expense                8.25       7.50       7.50
Long-term rate of investment return      8.50       8.50       8.50
Salary increase rate                     5.00       5.00       5.00



         Domestic salaried employees are eligible to participate in the Thrift Savings Plan, which includes a 401(k) feature. The Company matches employee contributions 100%, up to 5% of basic earnings. Employees vest in matching contributions after attaining three years of service. Company matching contributions were $352,000, $332,000 and $334,000 for fiscal 1996, 1995, and
1994, respectively.

         The Canadian subsidiary has a defined contribution pension plan covering substantially all of its salaried employees. The Company's contributions to the defined contribution pension plan include a noncontributory portion, which is a stated percentage of salary, and a contributory portion, in which the Company matches the employee's contribution 100% up to 5% of their salary. The Canadian subsidiary also has a defined benefit plan for its hourly employees. Canadian pension expense includes the following components:


                                 YEAR ENDED MARCH 31,
                                1996     1995     1994
                               -----------------------
                                   (In thousands)
DEFINED BENEFIT PLAN:
     Service cost              $ 110    $ 107    $  95
     Interest cost               182      158      120
     Actual return on assets    (144)    (116)     (98)
     Net amortization             57       54       30
                               -----------------------
                                 205      203      147
DEFINED CONTRIBUTION PLAN        234      229      232
                               -----------------------
Canadian pension expense       $ 439    $ 432    $ 379
                               =======================

Accrued Canadian pension liability in the balance sheets is as follows:


                                                  MARCH 31,
                                              1996       1995
                                            ------------------
                                               (In thousands)
DEFINED BENEFIT PLAN:
Projected benefit obligation-fully vested   $ 2,559    $ 2,206
Plan assets at market value                   2,050      1,646
                                            ------------------
Unfunded projected benefit obligation           509        560
Unrecognized net obligation                    (844)      (862)
Additional liability (included in
   postretirement and pension benefits)         844        862
                                            ------------------
Net Canadian pension liability              $   509    $   560
                                            ==================

         The Canadian pension information was developed using a discount rate and a long term rate of 8% in fiscal 1996 and 1995.

6.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS  OTHER THAN PENSION

Net postretirement benefit cost consisted of the following components :


                                                   March 31,
                                            1996     1995       1994
                                           -------------------------
                                                (In thousands)
Service cost                               $ 163    $ 194    $   234
Interest cost                                864      851      1,028
Amortization of negative plan  amendment    (645)    (507)      (279)
                                           -----    -----    -------
Total                                      $ 382    $ 538    $   983
                                           =====    =====    =======

         The Company's postretirement benefit plans are not funded. The status of the plans' accumulated postretirement benefit obligation is as follows:

                                                        March 31,
                                                     1996      1995
                                                   -------   -------
                                                     (In thousands)
Retirees                                           $ 5,539   $ 5,562
Fully eligible active plan participants              2,308     2,320
Other active plan participants                       3,340     3,143
Unrecognized net gain                                2,191     1,795
Unrecognized prior service cost                      3,042     3,549
                                                   -------   -------
Total postretirement benefits                       16,420    16,369
Postemployment benefits                                100       100
                                                   -------   -------
Total postretirement and postemployment benefits   $16,520   $16,469
                                                   =======   =======

         Subsequent to April 1, 1993, the Company revised its agreement with the union at one of its plants to reduce the benefits to be in line with those at its other U.S. locations. Additionally, portions of the retired group exercised an irrevocable option to change to a comprehensive medical plan with capped employer contribution. The effect of these plan amendments was to reduce the total actuarial determined obligation by approximately $4.3 million. In accordance with SFAS No. 106, these amounts have been deferred and are being recognized as a reduction of the net postretirement benefit cost over eight years.

         The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of March 31, 1996 was 11.0% for pre-age 65 payments (9.0% for post-age 65 payments) decreasing linearly each successive year until it reaches 5.5% in 2007 for pre-age 65 payments and 2003 for postage 65 payments, after which it remains constant. A one percentage-point increase in assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation and net postretirement benefit cost by approximately 2% and 10%, respectively. The assumed discount rate as of March 31, 1996 and 1995, used in determining the accumulated postretirement benefit obligation was 8.00% and 8.25%, respectively.


7.  MANAGEMENT INCENTIVE PROGRAMS

         The Company has a discretionary deferred compensation plan for certain key employees. The Company's policy is to expense and fund to a trust fund, annually, amounts for services rendered, $141,000, $256,000, and $202,000 in fiscal 1996, 1995, and 1994, respectively. The amounts vest 100%, five years from the grant date contingent upon continued employment or attainment of a normal retirement.

         The Company has two programs that provide for the grant of incentive awards including stock options or restricted stock to officers, key employees, and non-employee directors. The Company has elected to continue accounting for these stock options in accordance with Accounting Principles Board Opinion No. 25, and will provide the new fair-value based disclosures as required by SFAS No. 123, "Accounting for Stock-Based Compensation" in subsequent years.

         Effective January 27, 1994, The Company's Board of Directors approved the officer and key employee stock option program. Under the program, stock options granted may be either options intended to qualify for federal income tax purposes as "incentive stock options" or options not qualifying for favorable tax treatment, "nonqualified stock options." In fiscal 1996, the shareholders approved an increase in the total number shares of common stock issuable under the program to 715,350 shares. The stock options are exercisable over a period determined by the Board of Directors, but no longer than ten years after the date they are granted. Details of stock options under the program are as follows:



                                                                                 YEAR ENDED MARCH 31,
                                                                               1996      1995      1994
                                                                             ---------------------------
Outstanding at beginning of year                                             210,000   210,000       ---
Granted                                                                      165,000       ---   210,000
                                                                             ---------------------------
Outstanding at end of year (prices ranging from $5.75 to $10.00 per share)   375,000   210,000   210,000
                                                                             ===========================
Exercisable at end of year                                                    50,000    17,500       ---
Available for grant at end of year                                           340,350   146,250   146,250


         The Company's Non-Employee Directors' Incentive Plan, which was adopted on March 3, 1994 and amended by the shareholders on July 20, 1995, provides for the issuance of shares to Directors (i) on a deferred basis, in lieu of payment of annual retainer fees and (ii) through options granted at the beginning of a director's terms or, on a discretionary basis, thereafter. The Plan reserves for issuance 60,000 shares for deferral elections and 100,000 shares for the granting of options. At the beginning of his or her term, each director is granted an option to purchase 10,000 shares at a price equal to the market price on the date of the grant, exercisable after three years or upon certain specified events, such as a sale or merger of the Company. Options grantable on a discretionary basis under the plan are exercisable no less than six months from the date of the grant. Deferral elections under the plan allow each eligible director to defer receipt of director fees in cash or common stock until a specified period after his or her resignation or certain other events, such as a sale or merger of the Company. Amounts deferred under this election were 2,783 shares in fiscal 1996. Details of stock options under the plan are as follows:

                                                                               YEAR ENDED MARCH 31,
OPTIONS:                                                                      1996     1995     1994
                                                                             ------------------------
Outstanding at beginning of year                                             30,000   30,000      ---
Granted                                                                      35,000      ---   30,000
                                                                             ------------------------
Outstanding at end of year (prices ranging from $6.13 to $10.00 per share)   65,000   30,000   30,000
                                                                             ========================
Exercisable at end of year                                                      ---      ---      ---
Available for grant at end of year                                           35,000    70000   70,000


8. RELATED PARTY TRANSACTIONS

         In fiscal 1993, the principal shareholder, through a merger transaction, contributed net operating loss carryforwards of its Canadian subsidiary to the Company's subsidiary, Cold Metal Products, Ltd. In December 1995, the Company's Board of Directors approved a settlement of a suit by a former landlord arising from this merger which has been recorded, net of tax, as a $157,000 reduction to paid-in capital, consistent with the recording of the original tax benefits contributed.

         The Company facilitates the acquisition of raw material for its equity affiliate, Direct Steel, and records a receivable for the cost of this inventory. To offset the Company's cost of carrying this receivable, interest of $203,000 and $324,000 in fiscal 1996 and 1995, respectively, was charged to Direct Steel for receivables that exceeded the vendor payment cycle.

9. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                       YEAR ENDED MARCH 31,
                                                  1996        1995        1994
                                              --------------------------------
                                                       (In thousands)
CHANGES IN OPERATING ASSETS AND LIABILITIES
(Increase) decrease in assets:
     Trade accounts receivable                $  5,371    $(10,083)   $ (7,993)
     Inventories                                11,356      (8,966)    (12,312)
     Prepaid expenses and  other assets           (287)          2        (775)
Increase (decrease) in  liabilities:
     Accounts payable                          (11,603)     19,396       3,053
     Payable to shareholder                        ---         ---      (2,800)
     Other liabilities                          (1,626)       (600)      3,716
                                              --------------------------------
                                              $  3,211    $   (251)   $(17,111)
                                              ================================
Interest paid                                 $  3,811    $  3,316    $  3,664
                                              ================================
Income taxes paid                             $  2,097    $  1,798    $     30
                                              ================================

10. COMMITMENTS

         The Company continues the expansion project at its Ottawa, Ohio facility which will increase the size of the plant and includes the purchases of a 54-inch-wide rolling mill, annealing equipment, a temper mill and associated processing equipment to expand production capabilities. The project, which includes several upgrades, is expected to be completed by mid-fiscal 1997 at an estimated total cost of $22 million, of which $12.2 million has been incurred to date. In connection with this project, the Company has received a financing commitment, subject to certain contingencies, for a $21.8 million term loan. Upon completion of the project, the loan proceeds will be used primarily to retire committed facility borrowing associated with the Ottawa plant expansion.

         The Company leases certain facilities and various equipment under noncancelable leases expiring through February 2002. The future minimum obligations under noncancelable operating leases in effect at March 31, 1996 are: $643,000 in 1997, $611,000 in 1998, $463,000 in 1999, $377,000 in 2000,
$355,000 in 2001, and $295,000 thereafter. Total rental expense for operating leases was $855,000, $560,000, and $349,000 in fiscal 1996, 1995, and 1994, respectively.

11. SUBSEQUENT EVENT

         Effective June 18, 1996, the Company acquired the remaining outstanding shares of its equity affiliate, Direct Steel, Inc., for approximately $2.6 million. The Company will account for the transaction as a purchase and will consolidate Direct Steel's financial statements in its fiscal 1997 financial statements from the effective date of the acquisition. Consolidated revenues, net income and net income per share for fiscal 1996 (unaudited) would have been approximately $273.9 million, $2.9 million and $.40, respectively, if Direct Steel's operations for its fiscal 1996 were combined with those of the Company. This pro forma financial information is not necessarily indicative of results of operations had the acquisition been made at the beginning of fiscal 1996 or of future results of operations.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table sets forth certain quarterly financial data.

                                          YEAR ENDED MARCH 31, 1996
                     -------------------------------------------------------------------
                                    (In thousands, except per share amounts)
                     1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER   FISCAL YEAR
Net sales            $    61,248   $    55,039   $    51,633   $    59,208   $   227,128
Gross profit               6,125         4,398         4,265         6,613        21,401
Net income           $     1,267   $       211   $       213   $     1,364   $     3,055
                     ===================================================================
Earnings per share   $      0.18   $      0.03   $      0.03   $      0.19   $      0.43
                     ===================================================================


                                          YEAR ENDED MARCH 31, 1995
                     -------------------------------------------------------------------
                                     (In thousands, except per share amounts)
                     1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER   FISCAL YEAR
Net sales            $    55,747   $    57,456   $    57,018   $    64,924   $   235,145
Gross profit               6,844         6,408         5,989         7,496        26,737
Net income           $     1,638   $     1,686   $     1,544   $     2,058   $     6,926
                     ===================================================================
Earnings per share   $      0.23   $      0.23   $      0.21   $      0.29   $      0.96
                     ===================================================================

13.  FISCAL 1994 PRO FORMA INFORMATION (UNAUDITED)

         The unaudited pro forma income statement data gives effect to the occurrence of the Company's initial public stock offering and overallotment exercise as if they had occurred on April 1, 1993 and reflects the following:

- -        The elimination of the management fee paid to the principal shareholder. Such fee is no longer payable after the offering.
- -        The adjustment to interest expense representing the application of the net proceeds of the offering and overallotment exercise to reduce the amount outstanding under the revolving line of credit.
- -        The elimination of sales to Direct Steel, Inc., made at cost, in the period prior to the 50% acquisition.
- -        Pro forma taxes at an effective tax rate of 38.3%.


                                                                                                       PRO
                                                                            ACTUAL                     FORMA
                                                                             1994     ADJUSTMENTS      1994
                                                                         ----------   -----------    --------
Net sales                                                                $  221,286   $   (12,309)   $208,977
Cost of sales                                                               196,870       (12,309)    184,561
                                                                         ------------------------------------
Gross profit                                                                 24,416           ---      24,416

Selling, general, and administrative expenses                                13,079           ---      13,079
Management fee to principal shareholder                                       1,022        (1,022)        ---
Interest expense                                                              3,707        (1,522)      2,185
                                                                         ------------------------------------
Income before income taxes and cumulative effect of accounting changes        6,608         2,544       9,152
Income taxes                                                                  2,530           975       3,505
                                                                         ------------------------------------
Income before cumulative effect of accounting changes                    $    4,078   $     1,569    $  5,647
                                                                         ====================================
Per share - adjusted pro forma                                                                       $   0.79
Shares outstanding                                                                                  7,182,250
                                                                         ====================================

                                                                     SCHEDULE II





                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (IN THOUSANDS)

================================================================================






                                                          Additions
                                                          ---------
                                     Balance at    Charged to     Charged to       Deductions       Balance at
                                     ----------    ----------     ----------       ----------       ----------
                                   April 1, 1993    Costs and   Other Accounts                    March 31, 1994
                                   -------------    ---------   --------------                    --------------
        Description                                 Expenses
        -----------                                 --------
Allowance for doubtful accounts   $          343   $      309             --     $     (178)(1)   $          474
Inventory aging reserves          $          719   $      364             --           --         $        1,083

                                                          Additions
                                                          ---------
                                     Balance at    Charged to     Charged to       Deductions       Balance at
                                     ----------    ----------     ----------       ----------       ----------
                                   April 1, 1993    Costs and   Other Accounts                    March 31, 1994
                                   -------------    ---------   --------------                    --------------
        Description                                 Expenses
        -----------                                 --------
Allowance for doubtful accounts   $          474   $      304             --     $      (99)(1)   $          679
Inventory aging reserves          $        1,083   $      521             --           --         $        1,604

                                                          Additions
                                                          ---------
                                     Balance at    Charged to     Charged to       Deductions       Balance at
                                     ----------    ----------     ----------       ----------       ----------
                                   April 1, 1993    Costs and   Other Accounts                    March 31, 1994
                                   -------------    ---------   --------------                    --------------
        Description                                 Expenses
        -----------                                 --------
Allowance for doubtful accounts   $          679   $      537             --     $     (748)(1)   $          468
Inventory aging reserves          $        1,604         --               --     $     (110)(2)   $        1,494

- -----------------------------------------------

(1) Deductions relate to write-off of specific accounts.
- -----------------------------------------------
(2) Charges against the account for purposes provided

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         In addition to the information reported in Part I of this Form 10-K under the caption "Executive Officers of the Registrant," the information on pages 2 and 3 of the Proxy Statement under the heading "Election of Directors" and on page 9 of the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information with respect to executive compensation set forth in the Proxy Statement on pages 5 through 6 under the heading "Executive Compensation," on pages 6 through 8 under the heading "Human Resources Committee Report on Executive Compensation," on page 8 under the heading "Performance Graph," as well as the information on pages 3 through 4 under the heading "Compensation of Directors," is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management set forth in the Proxy Statement on page 9 under the heading "Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

ITEM 13.  CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES, AND REPORTS ON FORM 8-K

A.  The following documents are filed as part of this Form 10-K.

1.  Consolidated Financial Statements
    ---------------------------------
         Included under Item 8 of this report:
         Opinion of Independent Public Accountants.
         Consolidated Balance Sheets, March 31, 1996 and 1995.
         Consolidated Statement of Operations for the each of the three years in the period ended March 31, 1996. Consolidated Statement of Shareholders' Equity for each of the three years in the period ended March 31, 1996.
         Notes to Consolidated Financial Statement for each of the three years in the period ended March 31, 1996.

2.  Supplemental Schedules
    ----------------------
         Included under Item 8 of this report:
         Financial Statement Schedule II - Valuation and Qualifying Accounts and Reserves

         All other Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  Exhibits
    --------

    Exhibit No. and Description                                                     Location
    ---------------------------                                                     --------
    (3)(i)(a) Restated Certificate of Incorporation of               Previously filed as Exhibit 3.1  to the
              Registrant                                             Company's Registration Statement on Form S-1,
                                                                     which became effective on March 21, 1994 at
                                                                     4:00 p.m.  (Commission File No. 33-74986)

    (3)(i)(b) Amendment to the Restated Certificate of               Previously filed as Exhibit 3.3  to the
              Incorporation of Registrant                            Company's Registration Statement on Form S-1,
                                                                     which became effective on March 21, 1994 at
                                                                     4:00 p.m.  (Commission File No. 33-74986)

    (3)(ii)   Amended By-Laws of Registrant                          Previously filed as Exhibit E-1 to the
                                                                     Company's 1994 Annual Report on Form 10-K
                                                                     filed on June 29, 1994

    (4)       Specimen stock certificate for the Common              Previously filed as Exhibit E-1 to the
              Stock                                                  Company's 1995 Annual Report on Form 10-K
                                                                     filed on June 29, 1995

    (10)(a)   Seconded Amended and Restated  Credit Facility         Previously filed as Exhibit E-1 to the
              and Security Agreement between The Bank of New         Company's  Report on Form 10-Q for the fiscal
              York and the Company, dated as of August 1,            quarter ended September 30, 1994
              1994, which amended and restated the Amended
              and Restated Discretionary Credit facility
              previously filed as Exhibit 10.1 to the
              Company's Registration Statement on Form S-1
              and listed as Exhibit 10(a) to the Company's
              Annual Report on Form 10K for the fiscal year
              ended March 31, 1994.

    (10)(b)   Amendment No. 1 to Second Amended and Restated         Previously filed as Exhibit E-1 to the
              Credit and Security Agreement between The Bank         Company's Report on Form 10Q for the fiscal
              of  New York and the Company, dated as of June         quarter ended  June 30, 1995.
              30, 1995, which amended the Second Amended and
              Restated Credit and Security Agreement.

    (10)(c)   Cold Metal Canadian Subsidiary Guaranty                Previously filed as Exhibit 10.2 to the
              Agreement, dated as of July 31, 1987, between          Company's Registration Statement on Form S-1,
              Irving Trust Company (predecessor to The Bank          which became effective on March 21, 1994 at
              of New York) and Registrant's Canadian                 4:00 p.m.  (Commission File No. 33-74986)
              Subsidiary, Cold Metal Products Company, Ltd.

    (10)(d)   Supply Agreement, dated February 1987, as              Previously filed as Exhibit 10.3 to the
              amended June 20, 1989, December 31, 1992 and           Company's Registration Statement on Form S-1,
              December 31, 1993, subject to request for              which became effective on March 21, 1994 at
              confidential treatment                                 4:00 p.m.  (Commission File No. 33-74986)

    (10)(e)   Tax Sharing and Indemnification Agreement,             Previously filed as Exhibit 10.5 to the
              dated January 31, 1994, among Registrant and           Company's Registration Statement on Form S-1,
              its affiliates                                         which became effective on March 21, 1994 at
                                                                     4:00 p.m.  (Commission File No. 33-74986)

    (10)(f)   Special Incentive Compensation Plan of                 Previously filed as Exhibit 10.10 to the
              Registrant, effective December 1, 1993                 Company's Registration Statement on Form S-1,
                                                                     which became effective on March 21, 1994 at
                                                                     4:00 p.m.  (Commission File No. 33-74986)


    (10)(g)   Special Incentive Compensation Plan Trust              Previously filed as Exhibit 10.11 to the
              Agreement, dated January 28, 1994                      Company's Registration Statement on Form S-1,
                                                                     which became effective on March 21, 1994 at
                                                                     4:00 p.m.  (Commission File No. 33-74986)

    (10)(h)   Amended and Restated 1994 Incentive Program            Previously filed as Exhibit A to the
                                                                     Company's 1995 Proxy Statement filed on June
                                                                     22, 1995.

    (10)(i)   Share Purchase and Loan Agreement, dated               Previously filed as Exhibit 10.13 to the
              December 30, 1993, among Cold Metal Products           Company's Registration Statement on Form S-1,
              Company, Ltd., Lance and Mara Dunlap, 955404           which became effective on March 21, 1994 at
              Ontario, Inc. and Direct Steel, Inc.                   4:00 p.m.  (Commission File No. 33-74986)

    (10)(j)   Share Purchase and Loan Amendment.  Agreement          Previously filed as Exhibit E-5 to the
              dated March 23, 1994 among Cold Metal Products         Company's 1994 Annual Report on Form 10-K
              Company, Ltd., Lance and Mara Dunlap, 955404           filed on June 29, 1994
              Ontario Inc. and Direct Steel, Inc.

    (10)(k)   Shareholders Agreement, dated March 23, 1994,          Previously filed as Exhibit E-6 to the
              Cold Metal Products Company, Ltd. Lance and            Company's 1994 Annual Report on Form 10-K
              Mara Dunlap, 955404 Ontario Inc. and Direct            filed on June 29, 1994
              Steel, Inc.

    (10)(l)   Supply Agreement, dated March 23, 1994,                Previously filed as Exhibit E-7 to the
              between Cold Metal Products Company, Ltd. and          Company's 1994 Annual Report on Form 10-K
              Direct Steel, Inc.                                     filed on June 29, 1994



    (10)(m)   Agreement between Registrant and The Stanley           Previously filed as Exhibit 10.20 to the
              Works, dated February 17, 1994                         Company's Registration Statement on Form S-1,
                                                                     which became effective on March 21, 1994 at
                                                                     4:00 p.m.  (Commission File No. 33-74986)

    (10)(n)   Amended and Restated Non-Employee Directors'           Previously filed as Exhibit B to the
              Incentive Plan                                         Company's 1995 Proxy Statement filed on June
                                                                     22, 1995.

    (10)(o)   Master Equipment Lease Agreement, Equipment            Previously filed as Exhibit E-2 to the
              Schedule No. 01 and related addenda between            Company's 1995 Annual Report on Form 10-K
              Cold Metal Products, Inc. and KeyCorp Leasing Ltd.     filed on June 29, 1995.

    (21)      Subsidiary of Registrant                               Previously filed as Exhibit 21.1 to the
                                                                     Company's Registration Statement on Form S-1,
                                                                     which became effective on March 21, 1994 at
                                                                     4:00 p.m.  (Commission File No. 33-74986)

    (23)      Independent Auditors' Consent                          Exhibit 23 hereto

    (27)      Financial Data Schedule                                Exhibit 27 hereto

    (99)      Director and Officer Insurance Policies                Exhibit 99 hereto
          (a) Continental Casualty Company, Policy No.
              128290679
          (b) Gulf Insurance Company, Policy No. GA574881

(b) Reports on Form 8-K

         None filed during the quarter ended March 31, 1996.

(c) Exhibits Required by Item 601 of Regulation S-K

         Exhibits 3 (i)(a)-(b), (10)(c)-(g), (10)(i), (10)(m), and (21) are
incorporated herein by reference to the Company's Registration Statement on Form S-1, which was previously filed and became effective on March 21, 1994 at 4:00 p.m. (Commission file No. 33-74986.) Exhibits (3)(ii), and (10)(j)-(l), are incorporated herein by reference to the Company's Annual Report on Form 10-K (Commission file No. 1-12870) for the fiscal year ended March 31, 1994. Exhibit (10)(a) is incorporated herein by reference to the Company's Report on Form 10-Q (Commission file No. 1-12870) for the fiscal quarter ended September 30, 1994. Exhibits 4, and (10)(O), are incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995. Exhibit (10)(b) is incorporated herein by reference to the Company's Report on Form 10-Q for the fiscal quarter ended September 30, 1995. Exhibits (10)(h) and
(10)(t) are incorporated herein by reference to the Company's 1995 Proxy Statement filed on June 22, 1995. The remaining exhibits are contained herein beginning at E-1.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 COLD METAL PRODUCTS, INC.



June 20, 1996                    By   /s/ James R. Harpster
                                     ----------------------
                                      James R. Harpster
                                      President and Chief Executive Officer

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 20, 1996, by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ R. Quintus Anderson          Chairman of the Board of Directors
- -------------------------------
R. Quintus Anderson


/s/ James R. Harpster            President, Chief Executive Officer and Director
- -------------------------------  (Principal Executive Officer)
James R. Harpster

/s/ Heidi A. Nauleau             Director
- -------------------------------
Heidi A. Nauleau

                                 Director
- -------------------------------
Gordon A. Wilber

/s/ Wilbur J. Berner             Director
- -------------------------------
Wilbur J. Berner

                                 Director
- -------------------------------
Claude F. Kronk

/s/ Robert D. Neary              Director
- -------------------------------
Robert  D. Neary

/s/ Edwin H. Gott, Jr.           Director
- -------------------------------
Edwin H. Gott, Jr.

/s/ Peter B. Sullivan            Director
- -------------------------------
Peter B. Sullivan

/s/ John E. Sloe                 Vice President, Chief Financial Officer
- -------------------------------  (Principal Financial and Accounting Officer)
John E. Sloe