Form 10-Q
period 1996-06-30
COLD METAL PRODUCTS INC
filed 1996-08-14
CIK 918653

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30,  1996

                           or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         For the transition period from ___________________to__________________

                         Commission file number 1-12870

                            COLD METAL PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

NEW YORK                                                   16-1144965
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                   No.)

8526 SOUTH AVENUE, YOUNGSTOWN, OHIO                                  44514
(Address of principal executive offices)                           (Zip Code)

(330) 758-1194

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Number of shares of Common Stock outstanding as of August 7, 1996:  7,162,250

                            COLD METAL PRODUCTS, INC.
                                  SEC FORM 10-Q
                           Quarter Ended June 30, 1996

                                      Index
                                      -----
                                                                                                                     Page No.

PART I. - FINANCIAL INFORMATION
Item 1.  Financial Statements

Consolidated Statements of Operations ...................................................................................3
Consolidated Balance Sheets..............................................................................................4
Consolidated Statements of Cash Flows....................................................................................5
Notes to Condensed Consolidated Financial Statements.....................................................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............................8

PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings ............................................................................................10
Item 2.   Changes in Securities.........................................................................................10
Item 3.   Defaults Upon Senior Securities...............................................................................10
Item 4.   Submission of Matters to a Vote of Securities Holders.........................................................10
Item 5.   Other Information.............................................................................................10
Item 6.   Exhibits and Reports on Form 8-K..............................................................................10
Signatures        ......................................................................................................10


                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                             Three Months Ended June 30,
                                             ---------------------------
                                                   1996         1995
                                                   ----         ----

Net sales                                       $   62,405   $   61,248

Cost of sales                                       55,967       55,123
                                                ----------   ----------
Gross profit                                         6,438        6,125

Selling, general, and administrative expenses        3,811        3,354

Income from equity investment                           28            9

Interest expense                                       505          826
                                                ----------   ----------
Income before income taxes                           2,150        1,954

Income taxes                                           745          687
                                                ----------   ----------
Net income                                      $    1,405   $    1,267
                                                ==========   ==========

Per common share data:

Net income                                      $     0.20   $     0.18
                                                ==========   ==========

Weighted average common shares outstanding       7,162,250    7,182,250
                                                ==========   ==========


                 See notes to consolidated financial statements.

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   June 30,     March 31,
                                                                     1996         1996
                                                                   ---------    ---------
Assets:
Cash                                                               $   1,936    $   2,318
Receivables                                                           40,343       37,301
Inventories                                                           51,670       48,320
Prepaid and other current assets                                       1,515        1,469
                                                                   ---------    ---------
            Total current assets                                      95,464       89,408
Property, plant  and equipment - at cost                              63,218       56,148
Less accumulated depreciation                                        (27,489)     (26,811)
                                                                   ---------    ---------
            Property, plant and equipment - net                       35,729       29,337
Other assets                                                           8,964        7,945
                                                                   ---------    ---------
            Total assets                                           $ 140,157    $ 126,690
                                                                   =========    =========

Liabilities and shareholders' equity:
Revolving line of credit                                           $  13,109    $     499
Accounts payable                                                      29,779       29,835
Other current liabilities                                              7,090        7,624
                                                                   ---------    ---------
            Total current liabilities                                 49,978       37,958
Long-term debt                                                        39,197       39,000
Postretirement benefits                                               17,248       17,364
Shareholders' equity:
Common stock, $.01 par value; 15,000,000 shares
  authorized, 7,532,250 shares issued                                     75           75
Additional paid-in capital                                            25,300       25,300
Retained earnings                                                     13,952       12,547
Cumulative translation adjustment                                     (2,119)      (2,080)
Less treasury stock, 370,000 shares, at cost                          (3,474)      (3,474)
                                                                   ---------    ---------
            Total shareholders' equity                                33,734       32,368
                                                                   ---------    ---------
            Total liabilities and shareholders' equity             $ 140,157    $ 126,690
                                                                   =========    =========

                 See notes to consolidated financial statements

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                       Three Months Ended June 30,
                                                       ---------------------------
                                                             1996       1995
                                                             ----       ----
Cash flows from operating activities:
   Net income                                              $ 1,405    $  1,267
   Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
     Equity investment                                         (28)         (9)
     Depreciation and amortization                             686         652
     Deferred income taxes                                    --          (102)
     Deferred directors' fees                                 --            20
   Changes in operating assets and liabilities:
        Accounts receivable                                    (16)      1,774
        Inventory                                            3,814      (3,662)
        Accounts payable                                    (2,848)     (8,204)
        Accrued expense and other                             (753)     (2,217)
                                                           -------    --------
     Net cash provided by (used in) operating activities     2,260     (10,481)

Cash flows from investing activities:
   Additions to property, plant and equipment               (4,380)     (3,609)
   Acquisition                                              (2,609)       --
                                                           -------    --------
    Net cash used in investing activities                   (6,989)     (3,609)

Cash flows from financing activities:
   Net proceeds from revolving line of credit                4,377      18,011
   Defeasance of industrial revenue bond                      --        (4,250)
                                                           -------    --------
     Net cash provided by financing activities               4,377      13,761
                                                           -------    --------
Net decrease in cash                                          (352)       (329)
Effect of translation adjustment                               (30)         45
Cash at beginning of period                                  2,318       2,946
                                                           -------    --------
Cash  at end of period                                     $ 1,936    $  2,662
                                                           =======    ========


                 See notes to consolidated financial statements.

                            COLD METAL PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  OPINION OF MANAGEMENT

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Cold Metal Products, Inc. and subsidiary (the Company) as of June 30, 1996 and March 31, 1996, the results of operations for the three month periods ended June 30, 1996 and 1995, and changes in cash flows for the three months ended June 30, 1996 and 1995. The results of operations for the periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and therefore, should be read in conjunction with the audited consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended March 31, 1996.

NOTE 2. RESULTS OF FOREIGN OPERATIONS

Net sales, pretax income, and net income, respectively, of the Company's Canadian operations were $29.2 million, $1.1 million and $690,000 for the quarter ended June 30, 1996, and $26.0 million, $291,000, and $187,000 for the quarter ended June 30, 1995.

NOTE 3.  PER SHARE CALCULATIONS

Primary earnings per common share have been computed based upon the average weighted outstanding shares of 7,162,250 for the three months ended June 30,1996 and 7,182,250 for the three month period ended June 30,1995.

NOTE 4.  INVENTORIES

Inventories are classified as follows:

                                          June 30,           March 31,
                                          --------           ---------
                                            1996                1996
                                            ----                ----
                                                 (In thousands)
Raw Materials                       $          29,351 $             24,576
Work-in-process                                14,395               14,784
Finished goods                                  7,924                8,960
                                   ---------------------------------------
Total inventories                  $           51,670 $             48,320
                                   =======================================


NOTE 5. ACQUISITION:

         Effective June 18, 1996, the Company acquired the remaining outstanding shares of its 50% equity affiliate, Direct Steel, Inc., ("Direct Steel"), for approximately $2.6 million. Direct Steel operates a steel service center located in Concord, Ontario, Canada. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities are reflected at estimated fair values. The preliminary allocation of purchase price resulted in goodwill of approximately $1.9 million, which is being amortized over 40 years.

         The following unaudited pro forma information has been derived from the Company's income statement for the three months ended June 30, 1996 and June 30, 1995 and adjusts such information to give effect to the acquisition of the remaining outstanding shares of Direct as if the acquisition had occurred on April 1, 1995. The pro forma information is presented for informational purposes only and does not purport to be indicative of the results of operations that actually would have resulted if the acquisition had been consummated on April 1, 1995, nor which may result from future operations.

                                 Three Months Ended
                                 ------------------
                       June 30,                       June 30,
                       --------                       --------
                        1996                           1995
                        ----                           ----
                     (In thousands except per share amounts)
Net sales             $74,476                        $72,214
Net income              1,419                          1,247
Earnings per share       0.20                           0.17


NOTE 6.  SHORT-TERM AND LONG-TERM DEBT

         As of June 30, 1996, short term revolving line of credit included $9.7 million of borrowings under a line of credit agreement between Direct Steel and its major lender. The line of credit is collateralized by accounts receivable and inventory of Direct Steel under a general security agreement which contains customary restrictions concerning various ratios. At period end, Direct Steel was in default with respect to covenants regarding the minimum gross margin and the debt to tangible net worth. Accordingly, the lender has the right to demand payment of the amount due. The lender has, in writing, waived its rights in respect to the breach as of June 30, 1996.

         Long term debt includes $197,000 of loans payable to former shareholders of Direct Steel.

                                     ITEM 2.

                            COLD METAL PRODUCTS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of financial condition and results of operations during the periods included in the accompanying consolidated financial statements and should be read in conjunction with the annual financial statements.

Results of Operations
- ---------------------
         The following table presents the Company's results of operations as a percentage of net sales:

                                               Quarter Ended June 30,
                                               ----------------------
                                                  1996      1995
                                                  ----      ----
Net sales                                         100.0%   100.0%
Cost of sales                                      89.7     90.0
                                                  -----    -----
Gross profit                                       10.3     10.0
Selling, general, and administrative expenses       6.1      5.5
Income from equity investment                       0.0      0.0
Interest expense                                    0.8      1.3
                                                  -----    -----
Income before income taxes                          3.4      3.2
Income taxes                                        1.2      1.1
                                                  -----    -----
Net income                                          2.2%     2.1%
                                                  =====    =====

         Net sales for the three-month period ended June 30, 1996 were $62.4 million, representing a $1.2 million or 1.9% increase from the corresponding three month period ended June 30, 1995. The increase was attributable to (i) an increase in tonnage shipped by the Company before taking into account activity at Direct Steel, offset somewhat by lower selling prices per ton, and (ii) consolidation of Direct Steel's sales with those of the Company. Activity increased as buying patterns in the marketplace better matched consumption compared to the prior year period.

         Gross profit for the three months ended June 30, 1996 was $6.4 million or 10.3% of net sales, compared to $6.1 million or 10.0% of net sales for the three months ended June 30, 1995. Prior year gross profits reflected sales of higher cost inventory in a softening price market, which caused a deterioration in margins.

         Selling and administrative costs of $3.8 million in the first quarter of fiscal year 1997 represented 6.1% of sales as compared to $3.4 million in the first quarter of fiscal year 1996, which represented 5.5% of sales. The increase in selling and administrative cost as a percent of sales reflected higher personnel and professional expenses associated with the Company's growth plan.

         Income from Direct Steel on the equity basis, prior to June 18, 1996 when its operations were consolidated with the Company's, was $28,000, a slight increase over the $9,000 of income to the Company on the equity basis for the first quarter of the prior year.

         Interest expense was $505,000 or .8% of net sales for the three months ended June 30, 1996 as compared to $826,000 or 1.3% of net sales in the first quarter of fiscal year 1996. Lower interest rates, as well as lower borrowing levels associated with improved inventory management were responsible for the decrease.

         Income before taxes was $2.2 million or 3.4% of net sales for the three months ended June 30, 1996. This was an increase of $196,000 over the income before taxes in the three month period ending June 30, 1995. The income before taxes for the three months ended June 30, 1995 was $2.0 million, or 3.2% of net sales.

         Income taxes for the three month period ended June 30, 1996 were $745,000, or 1.2% of net sales compared to $687,000, or 1.1% of net sales for the same period ended June 30, 1995. The income tax rate was 35.1% in the first quarter of fiscal year 1996 compared with a 35.3% tax rate for the prior year period, not taking into account the Company's equity interest in the income of Direct Steel.

         Net income for the three months ended June 30, 1996 was $1.4 million, or $.20 per share based on 7,162,250 shares as compared to $1.3 million, or $.18 per share based on 7,181,250 shares for the three months ended June 30, 1995.

Liquidity and Capital Resources
- -------------------------------

         Net cash provided by operating activities was $2.3 million for the three months ended June 30, 1996, reflecting cash provided from net income, non-cash depreciation charges, and cash provided by changes in working capital. Changes in working capital reflected the decrease in inventory levels during the quarter somewhat offset by a corresponding decrease in accounts payable and a decrease in accrued expenses as a result of normal timing for pay-outs of year-end accrual items such as payroll bonuses.

         Cash used in investing activities was $7.0 million for the three months ended June 30, 1996. Approximately $2.6 million was spent to acquire all shares of Direct Steel not previously owned by the Company. Capital expenditures were $4.4 million, the majority of which were associated with the Company's Ottawa expansion project.

         Cash flows from financing activities provided $4.4 million for the three months ended June 30, 1996. The Company's revolving credit facilities provide a maximum availability of approximately $84 million of which $52.1 million was outstanding at June 30, 1996. Direct Steel was in violation of certain covenants relating to its maintenance of certain ratios in loan agreements to which Direct Steel is a party. The balance of the Company's indebtedness is not affected. The lender has waived its rights with respect to Direct Steel's breach as of June 30, 1996. The Company is currently negotiating a restructure of Direct Steel's financing agreement with the current lender.

          Management expects that cash generated from operating activities and its borrowing capacity will be sufficient to meet planned capital expenditures and other cash requirements for the next twelve months. As the Company pursues its growth strategy of expanding through core business acquisitions, capital requirements may change and the Company may from time to time seek additional financing.

PART II.  OTHER INFORMATION
ITEM  1.  LEGAL PROCEEDINGS
There are no legal proceedings to be reported.

ITEM 2. CHANGE IN SECURITIES There have been no changes in securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
There have been no defaults upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
There were no submissions of matters to a vote of the shareholders in the first quarter of the fiscal year ended March 31, 1997.

ITEM 5. OTHER INFORMATION
There is no other information to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a)      Exhibits - None
(b)      Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Cold Metal Products, Inc.
                                    (Registrant)

                              /s/ James R. Harpster
                              ---------------------
                              James R. Harpster
                              President, Chief Executive Officer

                              /s/ John E. Sloe
                              ----------------
                              John E. Sloe
                              Vice-President, Chief Financial Officer
                              (Principal Financial and Accounting Officer)

August 12, 1996