Form 10-Q
period 1996-09-30
COLD METAL PRODUCTS INC
filed 1996-11-14
CIK 918653

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1996

                           or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES

    For the transition period from ___________________to____________________


                         Commission file number 1-12870

                            COLD METAL PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

NEW YORK
(State or other jurisdiction of                 16-1144965
 incorporation or organization)                 (I.R.S. Employer Identification
                                                No.)

8526 SOUTH AVENUE, YOUNGSTOWN, OHIO             44514
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

Number of shares of Common Stock outstanding as of October 31, 1996:  7,162,250

                            COLD METAL PRODUCTS, INC.
                                  SEC FORM 10-Q
                        Quarter Ended September 30, 1996





                                      Index

                                                                                                               Page No.
PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations ................................................................................3
Consolidated Balance Sheets...........................................................................................4
Consolidated Statements of Cash Flows.................................................................................5
Notes to Consolidated Financial Statements............................................................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.........................8


PART II. - OTHER INFORMATION

Item 1 Legal Proceedings ............................................................................................11
Item 2 Changes in Securities.........................................................................................11
Item 3 Defaults Upon Senior Securities...............................................................................11
Item 4 Submission of Matters to a Vote of Securities Holders.........................................................11
Item 5 Other Information.............................................................................................11
Item 6 Exhibits and Reports on Form 8-K..............................................................................11
Signatures   ........................................................................................................12


                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                   Three Months Ended              Six Months Ended
                                                                --------------------------     --------------------------
                                                                       September 30,                  September 30,
                                                                       -------------                  -------------
                                                                    1996           1995            1996           1995
                                                                    -----          ----            ----           ----
Net sales                                                       $    71,646    $    55,039     $   134,051    $   116,288
Cost of sales                                                        65,338         50,641         121,305        105,765
                                                                -----------    -----------     -----------    -----------
Gross profit                                                          6,308          4,398          12,746         10,523

Selling, general, and administrative expenses                         4,078          3,125           7,889          6,479
Income (loss) from equity investment                                      -            (34)             28            (25)
Interest expense                                                        650            884           1,155          1,710
                                                                -----------    -----------     -----------    -----------
Income before income taxes                                            1,580            355           3,730          2,309
Income taxes                                                            569            144           1,314            831
                                                                -----------    -----------     -----------    -----------
Net income                                                      $     1,011    $       211     $     2,416    $     1,478
                                                                ===========    ===========     ===========    ===========

Per common share data:
Net income                                                      $      0.14    $      0.03     $      0.34    $      0.21
                                                                ===========    ===========     ===========    ===========

Weighted average common shares outstanding                        7,162,250      7,175,511       7,162,250      7,178,862
                                                                ===========    ===========     ===========    ===========

                 See notes to consolidated financial statements.

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                             September 30,      March 31,
                                                             -------------      --------
                                                                1996              1996
                                                                ----              ----
ASSETS:
Cash                                                          $   4,128         $   2,318
Receivables                                                      39,769            37,301
Inventories                                                      48,697            48,320
Prepaid and other current assets                                  1,507             1,469
                                                              ---------         ---------
            Total current assets                                 94,101            89,408
Property, plant  and equipment - at cost                         68,626            56,148
Less accumulated depreciation                                   (28,106)          (26,811)
                                                              ---------         ---------
            Property, plant and equipment - net                  40,520            29,337
Other assets                                                      9,043             7,945
                                                              ---------         ---------
            Total assets                                      $ 143,664         $ 126,690
                                                              =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Revolving line of credit-current portion                      $  17,446         $     499
Accounts payable                                                 26,540            29,835
Other current liabilities                                         8,718             7,624
                                                              ---------         ---------
            Total current liabilities                            52,704            37,958
Long-term debt                                                   39,000            39,000
Postretirement benefits                                          17,113            17,364
Shareholders' equity:
Common stock, $.01 par value; 15,000,000 shares
  authorized, 7,532,250 shares issued                                75                75
Additional paid-in capital                                       25,330            25,300
Retained earnings                                                14,963            12,547
Cumulative translation adjustment                                (2,047)           (2,080)
Less treasury stock, 370,000 shares, at cost                     (3,474)           (3,474)
                                                              ---------         ---------
            Total shareholders' equity                           34,847            32,368
                                                              ---------         ---------
            Total liabilities and shareholders' equity        $ 143,664         $ 126,690
                                                              =========         =========



                 See notes to consolidated financial statements

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                             Six Months Ended September 30,
                                                             -----------------------------
                                                                 1996             1995
                                                                 ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $   2,416         $   1,478
   Adjustments to reconcile net income to cash
       provided by (used in) operating activities:
     Equity investment                                              (28)               25
     Depreciation and amortization                                1,437             1,284
     Deferred income taxes                                          --               (103)
     Deferred directors' fees                                        30                20
     Changes in operating assets and liabilities:
        Accounts receivable                                         602             3,356
        Inventory                                                 6,824               242
        Accounts payable                                         (6,103)          (13,409)
        Accrued expense and other                                   456            (6,004)
                                                              ---------         ---------
   Net cash provided by (used in) operating activities            5,634           (13,111)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                    (9,887)           (4,687)
   Acquisition                                                   (2,609)
                                                              ---------         ---------
   Net cash used in investing activities                        (12,496)           (4,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving line of credit                       104,915           104,670
   Payments of revolving line of credit                         (96,220)          (82,569)
   Defeasance of industrial revenue bond                             --            (4,250)
   Treasury stock acquisition                                        --               (61)
                                                              ---------         ---------
     Net cash provided by financing activities                    8,695            17,790

Net increase (decrease) in cash                                   1,833                (8)
Effect of translation adjustment                                    (23)              110
                                                              ---------         ---------
Cash at beginning of period                                       2,318             2,946
Cash at end of period                                         $   4,128         $   3,048
                                                              =========         =========


                 See notes to consolidated financial statements.

                            COLD METAL PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. OPINION OF MANAGEMENT

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Cold Metal Products, Inc. and subsidiary (the Company) as of September 30, 1996 and March 31, 1996, the results of operations for the three month and six month periods ended September 30, 1996 and 1995, and changes in cash flows for the six months ended September 30, 1996 and 1995. The results of operations for the periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the audited consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended March 31, 1996.

NOTE 2.  RESULTS OF FOREIGN OPERATIONS

Net sales, pretax income, and net income, respectively, of the Company's Canadian subsidiary were $40.2 million, $1.2 million, and $736,000 for the quarter ended September 30, 1996, and $24.1 million, $333,000, and $197,000 for the quarter ended September 30, 1995. Comparable net sales, pretax income, and net income, respectively, for the six months ended September 30, 1996 were $69.3 million, $2.3 million, and $1.4 million and for the six months ended September 30, 1995, $50.2 million, $625,000, and $385,000.

NOTE 3.  PER SHARE CALCULATIONS

Primary earnings per common share have been computed based upon the average weighted outstanding shares of 7,162,250 for the three month and six month periods ended September 30, 1996. Primary earnings per common share have been computed based upon the average weighted outstanding shares of 7,175,511 for the three months ended September 30,1995 and 7,178,862 for the six months ended September 30, 1995.

NOTE 4.  INVENTORIES

Inventories are classified as follows:

                                         September 30,      March 31,
                                         ------------       --------
                                             1996             1996
                                             ----             ----
                                                (In thousands)
Raw Materials                              $ 26,663         $ 24,576
Work-in-process                              14,338           14,784
Finished goods                                7,696            8,960
                                             ------         --------
Total inventories                          $ 48,697         $ 48,320
                                           ========         ========

NOTE 5.  ACQUISITIONS:

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

The following unaudited pro forma information has been derived from the Company's income statement for the three month and six month periods ended September 30, 1996 and adjusts such information to give effect to the acquisition of the remaining outstanding shares of Direct Steel as if the acquisition had occurred on April 1, 1995. The pro forma information is presented for informational purposes only and does not purport to be indicative of the results of operations that actually would have resulted if the acquisition had been consummated on April 1, 1995, or which may result from future operations.


                                     Three Months Ended                             Six Months Ended
                              September 30          September 30,          September 30,        September 30,
                              -----------           -------------          -------------        ------------
                                   1996                  1995                  1996                 1995
                                   ----                  ----                  ----                 ----
Net sales                        $71,646               $65,776              $ 146,122            $  137,990
Net income                         1,011                   172                  2,430                 1,419
Earnings per share                  0.14                  0.02                   0.34                  0.20

On November 1, 1996, the Company acquired certain assets of a Hamilton, Ontario flat rolled steel processing center from Russel Metals, Inc. for approximately $5.8 million. The purchase was completed utilizing the Company's existing banking facilities and short-term seller financing. The transaction will be accounted for as a purchase.

NOTE 6.  SHORT-TERM AND LONG-TERM DEBT

As of September 30, 1996, short term revolving line of credit included $10.1 million of borrowings under a line of credit agreement between Direct Steel and its major lender. The line of credit is collateralized by accounts receivable and inventory of Direct Steel under a general security agreement which contains customary restrictions concerning various ratios. At period end, Direct was in default with respect to covenants regarding the minimum gross margins, debt to tangible net worth and current ratio. Accordingly, the lender has the right to demand payment of the amount due. The lender has, in writing, waived its rights in respect to the breach as of September 30, 1996.

Additionally, the prohibition in another lending facility against the incurrence of fiscal year capital expenditures in excess of $5,000,000 is waived for the six month period ending December 30, 1996.

NOTE 7.  DIRECTORS' INCENTIVE PLAN

In accordance with the Non-Employee Directors' Incentive Plan, three directors have elected to receive shares of stock on a deferred basis in lieu of cash payments of their fiscal 1997 annual retainer fee. As of September 30, 1996, a total of 8,364 shares of the 60,000 shares reserved under the Plan for such deferral elections, was committed to be issued at the end of the deferment period, which is a specified period after the Director's resignation or certain other events, such as a sale or merger of the Company.

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

Results of Operations
---------------------
         The following table presents the Company's results of operations as a percentage of net sales:


                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                                 1996              1995               1996              1995
Net sales                                       100.0%            100.0%             100.0%            100.0%
Cost of sales                                    91.2              92.0               90.5              91.0
                                                -----             -----              -----             -----
Gross profit                                      8.8               8.0                9.5               9.0
Selling, general, and administrative
expenses                                          5.7               5.7                5.9               5.6
Income (loss) from equity investment              0.0              (0.1)               0.0               0.0
Interest expense                                  0.9               1.6                0.8               1.4
                                                -----             -----              -----             -----
Income before income taxes                        2.2               0.6                2.8               2.0
Income taxes                                      0.8               0.2                1.0               0.7
                                                -----             -----              -----             -----
Net income                                        1.4%              0.4%               1.8%              1.3%
                                                =====             =====              =====             =====


         Net sales for the three months ended September 30, 1996 were $71.6 million, representing a $16.6 million or 30.2% increase from the three months ended September 30, 1995. The increase in sales reported is attributable mainly to the addition to the Company's consolidated financial statements of sales of $13.4 million at Direct Steel, Inc., which became a wholly owned subsidiary of the Company in June 1996. The second quarter of fiscal 1997 was the first full quarter to include the consolidation of Direct Steel's results. Excluding Direct Steel, Cold Metal's sales increased 5.8% or $3.2 million. Volume of tons shipped was up 14.0%, accounting for a $7.2 million sales increase, offset by an aggregate decrease in sales dollars per ton of $4.0 million due to a decline in average selling price, resulting from both a mix shift and lower market prices. Lower market selling prices were generally matched by reduced raw material costs on the procurement side.

         For the six months ended September 30, 1996, net sales at $134.1 million were up $17.8 million from the $116.3 million of the prior year period on a 37.5% increase in tonnage shipped. Excluding Direct Steel, sales were up 2.3%, or $2.7 million on a 9.6% increase in volume, also offset by lower average selling prices resulting from both a mix shift and lower market prices.

         Gross profit for the three months ended September 30, 1996 was $6.3 million or 8.8% of net sales, which was an increase of $1.9 million, or 43.4%, over the same period of the prior year. Gross profit for the three months ended September 30, 1995 was $4.4 million, or 8.0% of net sales. The increase in gross margin as a percentage of sales is the result of prior year sales of higher cost inventory in a softening price market, which caused a deterioration in margins in the fiscal 1996 period. This improvement was somewhat offset by the effect of lower margins on the incremental Direct Steel service center business.

         Gross profit for the six months ended September 30, 1996 was $12.7 million or 9.5% of net sales compared to $10.5 million or 9.0% of net sales for the six months ended September 30, 1995, reflecting the effects described above.

         Selling and administrative costs of $4.1 million in the second quarter of fiscal year 1997 represented 5.7% of sales; selling and administrative costs in the second quarter of fiscal year 1996 were $3.1 million, also 5.7% of net sales. The $953,000 increase in selling and administrative costs during the second quarter of fiscal 1997 reflected the consolidation of Direct Steel activity and higher personnel and professional fees associated with the Company's growth plan. For the six month period ended September 30, 1996, selling and administrative costs were $7.9 million, or 5.9% of net sales, compared to $6.5 million, or 5.6% of net sales for the six months ended September 30, 1995, again reflecting the consolidation of Direct Steel as of June 1996 and higher expenses associated with the Company's growth plan.

         Income from equity investment at Direct Steel was a loss of $25,000 for the three month period ended September 30, 1995. Subsequent to June 18, 1996, the operations were consolidated with the Company's and no longer reported as income from equity investment.

         Interest expense was $650,000 or .9% of net sales for the three months ended September 30, 1996 as compared to $884,000 or 1.6% of net sales for the three months ended September 30, 1995. For the six months ended September 30, 1996, interest expense was $1.2 million, or .8% of net sales, compared to $1.7 million, or 1.4% of net sales for the six month period ended September 30, 1995. The current year quarter and year to date figures reflect lower borrowing levels associated with decreased inventory resulting from improved inventory management and slightly lower interest rates. Interest cost associated with the Ottawa expansion project have been capitalized.

         Income before taxes was $1.6 million, or 2.2% of net sales for the three months ended September 30, 1996. For the three months ended September 30, 1995, income before taxes was $355,000 or .6% of net sales. For the six months ended September 30, 1996, income before taxes was $3.7 million, or 2.8% of net sales, compared with $2.3 million, or 2.0% of net sales for the six months ended September 30, 1995.

         Income taxes for the three months ended September 30, 1996 were $569,000, or .8% of net sales compared to $144,000, or .2% of net sales for the same period ended September 30, 1995. Taxes for the six months ended September 30, 1996 were $1.3 million, or 1.0% of net sales, compared to $831,000, or .7% of net sales for the six months ended September 30, 1995. The current year reflects higher income levels as effective tax rates remained relatively unchanged.

         Net income for the three months ended September 30, 1996 was $1.0 million, or $.14 per share based on 7,162,250 shares as compared to a net income of $211,000, or $.03 per share based on 7,175,511 shares for the three months ended September 30, 1995. Net income for the six months ended September 30, 1996 was $2.4 million or $.34 per share based on 7,162,250 shares compared to net income of $1.5 million or $.21 per share based on 7,178,862 shares for the six months ended September 30, 1995.

Liquidity and Capital Resources
--------------------------------
         During the six months ended September 30, 1996, operating activities provided $5.6 million in cash, compared to cash consumed of $13.1 million for the six months ended September 30, 1995. Contributing to cash inflows in the current year were net income, non-cash depreciation, and a reduction in inventories. A decrease in accounts payable somewhat offset the effect of lower inventories which resulted from improved inventory management.

         Cash used in investing activities was $12.5 million for the six months ended September 30, 1996. Approximately $2.6 million was expended to acquire the remaining outstanding shares of Direct Steel not previously owned by the Company. Capital expenditures were $9.9 million, the majority of which, $9.0 million, reflected spending for the Company's Ottawa expansion project. Current projections are that the Company will spend approximately $17 million in total for fiscal 1997 in connection with this expansion project and other planned capital projects. The Company believes that funds supplied through its current financing agreement, by operations, and through additional financing in connection with the completion of the Ottawa expansion project will provide sufficient funds to satisfy fiscal year projections for cash needs.

         Cash flows from financing activities provided $8.7 million for the six months ended September 30, 1996. The Company's revolving credit facilities provided a maximum availability of $84 million of which $56.4 was outstanding at September 30, 1996. Direct Steel was in violation of certain covenants relating to its maintenance of certain ratios in loan agreements to which Direct Steel is a party. The balance of the Company' indebtedness through the other credit facility is not affected. The lender has waived its rights with respect to Direct Steel's breach as of September 30, 1996. The Company is currently negotiating a restructure of Direct Steel's financing agreement with the lender.


         On November 1, 1996, the Company acquired certain assets of a Hamilton, Ontario flat rolled steel processing center from Russel Metals, Inc. for approximately $5.8 million. The purchase was completed utilizing the Company's existing banking facilities and short-term seller financing.

          The Company believes that cash generated from operations, borrowings under the revolving credit facilities, and project financing associated with the Ottawa expansion project will provide adequate cash for the Company's currently anticipated requirements over the next twelve months. As the Company pursues its growth strategy of expanding through core business acquisitions, capital requirements may change and the Company may from time to time seek additional financing.

PART II.  OTHER INFORMATION
ITEM  1.  LEGAL PROCEEDINGS
         There are no legal proceedings to be reported. For certain proceedings previously reported, see Form 10K for the fiscal year ended March 31, 1996.

ITEM 2.  CHANGE IN SECURITIES
         There have been no changes in securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         There have been no defaults upon senior securities (see Liquidity and Capital Resources above in Management's Discussion and Analysis of Operations with respect to technical defaults relating to Direct Steel, Inc.)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         (a) The Company's Annual Meeting of Shareholders for 1995 was held on July 20, 1996.

         (b) See Item (c) below

         (c) At the Annual Meeting of Shareholders the following matters were voted:

             1. Nine directors were elected to serve for a term of one year by the following vote:

                                         Share Voted           Shares Voted
                                         -----------           ------------
                                            "For"               "Withheld"
                                            -----               ----------
               R. Quintus Anderson       6,798,495                7,050
               Wilbur J. Berner          6,798,495                7,050
               Edwin H. Gott, Jr.        6,797,995                7,550
               James R. Harpster         6,798,495                7,050
               Claude F. Kronk           6,798,495                7,050
               Heidi A. Nauleau          6,795,695                9,850
               Robert D. Neary           6,797,695                7,850
               Peter B. Sullivan         6,797,995                7,550
               Gordon A. Wilber          6,798,195                7,350

             2. The selection of Deloitte & Touche LLP as independent auditors for the Company was confirmed, ratified, and approved by a vote of 6,800,795 shares for, 3,100 shares against, and 1,650 shares abstaining.

ITEM 5.  OTHER INFORMATION
         There is no other information to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         (a) Exhibit Number and Description

                           (10)(p) Russel Metal, Inc. and Cold Metal Products Company, Ltd Asset Purchase Agreement dated 10/21/96 (exhibit is filed without schedules and exhibits which will be furnished supplementally to the Commission upon request)

                           (27)     Financial Data Schedule

         (b) Reports on Form 8-K
         The Company filed a Current Report of Form 8-K on July 3, 1996, and Form 8K-A amendment 1 dated August 27, 1996, and amendment 2 dated September 27, 1996 to report its purchase of the remaining outstanding shares of stock of Direct Steel, Inc.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Cold Metal Products, Inc.
                                 (Registrant)


                                 /s/ James R. Harpster
                                 -----------------------------------------------
                                 James R. Harpster
                                 President, Chief Executive Officer


                                 /s/ John E. Sloe
                                 -----------------------------------------------
                                 John E. Sloe
                                 Vice-President, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

November 11, 1996
                                       12