Form 10-Q
period 1996-12-31
COLD METAL PRODUCTS INC
filed 1997-02-12
CIK 918653

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended DECEMBER 31, 1996

                           or

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

Number of shares of Common Stock outstanding as of January 31, 1997:  7,162,250

                            COLD METAL PRODUCTS, INC.
                                  SEC FORM 10-Q
                         Quarter Ended December 31, 1996





                                      Index
                                      -----
                                                                                                                   Page No.
PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations ...................................................................................3
Consolidated Balance Sheets..............................................................................................4
Consolidated Statements of Cash Flows....................................................................................5
Notes to Consolidated Financial Statements...............................................................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............................9


PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings ............................................................................................12
Item 2.   Changes in Securities.........................................................................................12
Item 3.   Defaults Upon Senior Securities...............................................................................12
Item 4.   Submission of Matters to a Vote of Securities Holders.........................................................12
Item 5.   Other Information.............................................................................................12
Item 6.   Exhibits and Reports on Form 8-K..............................................................................12
Signatures        ......................................................................................................12



                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                    Three Months Ended       Nine Months Ended
                                                    ------------------       -----------------
                                                        December 31             December 31
                                                        -----------             -----------
                                                    1996         1995          1996      1995
                                                    ----         ----          ----      ----
Net sales ...................................   $   73,162   $   51,633   $  207,213   $  167,921
Cost of sales ...............................       67,914       47,368      189,219      153,133
                                                ----------   ----------   ----------   ----------
Gross profit ................................        5,248        4,265       17,994       14,788

Selling, general, and administrative expenses        3,758        3,333       11,647        9,812
Income from equity investment ...............           --           47           28           22
Interest expense ............................          791          658        1,946        2,368
                                                ----------   ----------   ----------   ----------
Income before income taxes ..................          699          321        4,429        2,630
Income taxes ................................          262          108        1,576          939
                                                ----------   ----------   ----------   ----------
Net income ..................................   $      437   $      213   $    2,853   $    1,691
                                                ==========   ==========   ==========   ==========

Per common share data:
Net income ..................................   $     0.06   $     0.03   $     0.40   $     0.24
                                                ==========   ==========   ==========   ==========

Weighted average common shares outstanding ..    7,162,250    7,168,962    7,162,250    7,175,550
                                                ==========   ==========   ==========   ==========






                 See notes to consolidated financial statements.



                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                     December 31,  March 31,
                                                     ------------  ---------
                                                         1996        1996
                                                         ----        ----
Assets:
Cash                                                   $   2,924  $   2,318
Receivables                                               36,317     37,301
Inventories                                               51,215     48,320
Prepaid and other current assets                           1,348      1,469
                                                       ---------  ---------
        Total current assets                              91,804     89,408
Property, plant  and equipment - at cost                  77,174     56,148
Less accumulated depreciation                            (28,812)   (26,811)
                                                       ---------  ---------
        Property, plant and equipment - net               48,362     29,337
Other assets                                               8,806      7,945
                                                       ---------  ---------
        Total assets                                   $ 148,972  $ 126,690
                                                       =========  =========

Liabilities and shareholders' equity:
Short-term debt                                        $  14,878  $     499
Accounts payable                                          28,106     29,835
Other current liabilities                                  8,457      7,624
                                                       ---------  ---------
       Total current liabilities                          51,441     37,958
Long-term debt                                            45,358     39,000
Postretirement benefits                                   17,019     17,364
Shareholders' equity:
Common stock, $.01 par value; 15,000,000 shares
  authorized, 7,532,250 shares issued                         75         75
Additional paid-in capital                                25,300     25,300
Retained earnings                                         15,401     12,547
Cumulative translation adjustment                         (2,178)    (2,080)
Less treasury stock, 370,000 shares, at cost              (3,474)    (3,474)
                                                       ---------  ---------
       Total shareholders' equity                         35,154     32,368
                                                       ---------  ---------
       Total liabilities and shareholders' equity      $ 148,972  $ 126,690
                                                       =========  =========





                 See notes to consolidated financial statements



                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                            Nine Months Ended
                                                               December 31,
                                                              1996        1995
                                                              ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $   2,853  $   1,691
 Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
     Equity investment                                           (28)       (22)
  Depreciation and amortization                                2,294      1,916
  Deferred income taxes                                          250       (103)
  Deferred directors' fees                                        30         20
  Changes in operating assets and liabilities:
   Accounts receivable                                         3,937      9,875
   Inventory                                                   4,185      4,785
   Accounts payable                                           (4,406)   (12,673)
   Accrued expense and other                                     220     (2,397)
                                                           ---------  ---------
  Net cash provided by (used in) operating activities          9,335      3,092

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment                  (12,752)     7,167
 Acquisitions                                                 (8,626)        --
                                                           ---------  ---------
  Net cash used in investing activities                      (21,378)    (7,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from term loans                                     23,095         --
 Proceeds from debt                                          142,348    131,499
 Payments of debt                                           (152,865)  (122,583)
 Defeasance of industrial revenue bond                            --     (4,250)
 Other equity transactions                                        --       (157)
 Treasury stock acquisition                                       --       (108)
                                                           ---------  ---------
  Net cash provided by financing activities                   12,578      4,401
Net increase in cash                                             535        326
Effect of translation adjustment                                  71        (38)
Cash at beginning of period                                    2,318      2,946
                                                           ---------  ---------
Cash at end of period                                      $   2,924  $   3,234
                                                           =========  =========

                 See notes to consolidated financial statements.

                            COLD METAL PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  OPINION OF MANAGEMENT

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Cold Metal Products, Inc. (the Company) as of December 31, 1996 and March 31, 1996, the results of operations for the three month and nine month periods ended December 31, 1996 and 1995, and changes in cash flows for the nine months ended December 31, 1996 and 1995. The results of operations for the periods ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the audited consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended March 31, 1996.

NOTE 2.  RESULTS OF FOREIGN OPERATIONS

Net sales, pretax income (loss), and net income (loss), respectively, of the Company's Canadian subsidiary were $40.7 million, $464,000, and $291,000 for the quarter ended December 31, 1996, and $22.5 million, $(260,000), and $(146,000)
for the quarter ended December 31, 1995. Comparable net sales, pretax income, and net income, respectively, for the nine months ended December 31, 1996 were $110.0 million, $2.7 million, and $1.7 million, and for the nine months ended December 31, 1995 were $72.7 million, $363,000, and $237,000.

NOTE 3.  PER SHARE CALCULATIONS

Primary earnings per common share have been computed based upon the average weighted outstanding shares of 7,162,250 for the three month and nine month periods ended December 31, 1996. Primary earnings per common share have been computed based upon the average weighted outstanding shares of 7,168,962 for the three months ended December 31, 1995 and 7,175,550 for the nine months ended December 31,1995.

NOTE 4.  INVENTORIES

Inventories are classified as follows:

                                        December 31,         March 31,
                                        ------------         ---------
                                            1996                1996
                                            ----                ----
                                                   (In thousands)
Raw Materials                               $29,992            $24,576
Work-in-process                              14,089             14,784
Finished goods                                7,134              8,960
                                            --------------------------
Total inventories                           $51,215            $48,320
                                            ==========================

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

On November 1, 1996, the Company acquired real property and steel processing equipment at Hamilton, Ontario (the "New Hamilton Assets") for approximately $6.0 million including acquisition costs. The purchase was completed utilizing the Company's existing banking facilities and short-term seller financing. The transaction was accounted for as a purchase and assets and liabilities are reflected at estimated fair values.

The following unaudited pro forma information has been derived from the Company's income statement for the three month and nine month periods ending December 31, 1996 and adjusts such information to give effect to the acquisition of the remaining outstanding shares of Direct Steel and the purchase of the New Hamilton Assets as if the acquisitions had occurred on April 1, 1995. The pro forma information is presented for informational purposes only and does not purport to be indicative of the results of operations that actually would have resulted if the acquisitions had occurred on April 1, 1995, or which may result from future operations.



                                                  Three Months Ended                   Nine Months Ended
                                         December 31,           December 31,    December 31,      December 31,
                                         ------------           ------------    ------------      ------------
                                             1996                   1995           1996                1995
                                             ----                   ----           ----                ----
Net sales                                 $ 73,523                $63,858         $221,722          $ 203,146
Net income                                     455                    111            2,931              1,448
Earnings per share                            0.06                   0.02             0.41               0.20


NOTE 6.  SHORT-TERM AND LONG-TERM DEBT

In November 1996, the discretionary financing agreement between Direct Steel, Inc. and its lender was amended to provide for a revolving line of credit of up to approximately $14.6 million (based on accounts receivable and inventory formulas) with interest at Canadian prime plus 3/4 of 1%, and a term loan of approximately $1.3 million amortized over three years (subject to certain termination rights of the lender) with interest at Canadian prime plus 1%. Indebtedness under the agreement is secured by the accounts receivable, inventory and fixed assets of Direct Steel, Inc. and contains certain financial and other covenants with which Direct Steel, Inc. was in compliance at December 31, 1996. At December 31, 1996, revolving credit permitted under applicable formulas was $10.2 million, all of which were borrowed by Direct Steel, and the balance of the term note was $1.3 million, resulting in aggregate indebtedness of Direct Steel under its financing agreement of $11.5 million. Approximately $1.3 million of the indebtedness was reflected as long-term and the balance was short-term.

In December, 1996, the Company borrowed $21.8 million under an eight and a half year term loan at a fixed rate of 8.8% secured by the fixed assets of its expanded Ottawa, Ohio facility. Proceeds of the loan were used to pay-down debt under the Company's primary lending facility. The term loan agreement contains certain financial and other covenants with which the Company was in compliance at December 31, 1996. At December 31, 1996, approximately $20.6 million of the term loan was reflected as long-term debt and the balance, reflecting quarterly principle payments due within one year, was reflected as short-term.

The Company's primary lending facility was amended in December 1996 to allow capital expenditures up to a maximum of $20 million for the 1997 fiscal year.

NOTE 7.  DIRECTORS' INCENTIVE PLAN

In accordance with the Non-Employee Directors' Incentive Plan, three directors have elected to defer receipt of shares of stock in lieu of pay for their annual retainer fee. As of December 31, 1996, 8,364 shares of the 60,000 shares reserved under the Plan for such deferral elections, were committed to be issued at the end of the deferment period, which is a specified period after the Director's resignation or certain other events, such as a sale or merger of the Company.

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

RESULTS OF OPERATIONS
         The following table presents the Company's results of operations as a percentage of net sales:


                                               THREE MONTHS ENDED NINE MONTHS ENDED
                                                  DECEMBER 31,       DECEMBER 31,
                                                  1996     1995     1996     1995
Net sales                                        100.0%   100.0%   100.0%   100.0%
Cost of sales                                     92.8%    91.7%    91.3%    91.2%
                                                 --------------------------------
Gross profit                                       7.2%     8.3%     8.7%     8.8%
Selling, general, and administrative
  expenses                                         5.2%     6.5%     5.6%     5.8%
Income from equity investment                       --      0.1%     0.0%     0.0%
Interest expense                                   1.0%     1.3%     0.9%     1.4%
                                                 --------------------------------
Income before income taxes                         1.0%     0.6%     2.2%     1.6%
Income taxes                                       0.4%     0.2%     0.8%     0.6%
                                                 --------------------------------
Net income                                         0.6%     0.4%     1.4%     1.0%
                                                 ================================

         Net sales for the three months ended December 31, 1996 were $73.2 million, representing a $21.5 million or 41.7% increase from the three months ended December 31, 1995. The increase in sales reported is attributable mainly to the addition to the Company's consolidated financial statements of sales of $13.4 million at Direct Steel, Inc., which became a wholly owned subsidiary of the Company in June 1996 and sales of $532,000 attributable to the operation of the New Hamilton Assets at the processing center acquired on November 1, 1996. Excluding the effect of these acquisitions, the Company's sales increased $7.6 million, or 14.7%. Volume of tons shipped was up 20%, accounting for a $10.4 million sales increase, offset by an aggregate decrease in sales dollars per ton of $2.8 million due to a decline in average selling price, resulting from both a mix shift and lower market prices. Lower market selling prices were generally followed by reduced raw material costs on the procurement side.

         For the nine months ended December 31, 1996, net sales were $207.2 million, up $39.3 million, or 23.4%, from the $167.9 million in the prior year period, on a 48.7% increase in tonnage shipped. Excluding the effects of the acquisition transactions referred to above, sales were up $10.3 million, or 6.1% on a 13% increase in volume, which was also offset by lower average selling prices resulting from both a mix shift and lower market prices.

         Gross profit for the three months ended December 31, 1996 was $5.2 million or 7.2% of net sales, which was an increase of $983,000, or 23.0%, over the same period of the prior year. For the three months ended December 31, 1995, gross profit was $4.3 million, or 8.3% of net sales. The decrease as a percentage of sales reflected two major factors. First, start-up costs associated with the new Ottawa facility impacted the margins by approximately $554,000. Secondly, with the addition of Direct Steel and the New Hamilton Assets, a greater proportion of sales activity was weighted by a lower margin mix of business.

         Gross profit for the nine months ended December 31, 1996 was $18.0 million or 8.7% of net sales compared to $14.8 million or 8.8% of net sales for the nine months ended December 31, 1995 reflecting the effects of the factors discussed above.

         Selling and administrative costs of $3.8 million in the third quarter of fiscal year 1997 represented 5.2% of sales as compared to selling and administrative costs in the third quarter of fiscal year 1996 of $3.3 million , representing 6.5% of sales. Increased selling expense was attributable principally to incremental activities associated with Direct Steel and the New Hamilton Asset acquisitions. For the nine month period ended December 31, 1996, selling and administrative costs were $11.6 million, or 5.6% of net sales, compared to $9.8 million, or 5.8% of net sales for the nine months ended December 31, 1995. Increased expenses in the current year resulted from the expansion of the Company's activities resulting from acquisitions and higher expenses associated with the Company's more general growth plan.

         Income from equity investment at Direct Steel was $47,000 for the three month period ended December 31, 1995. Subsequent to June 18, 1996, the operations were consolidated the Company's and no longer reported as income from equity investment.

         Interest expense was $791,000 or 1.0% of net sales for the three months ended December 31, 1996 as compared to $658,000 or 1.3% of net sales for the three months ended December 31, 1995. The increase primarily represents the addition during the period ended December 31, 1996 of interest charges associated with the Ottawa expansion project which were previously capitalized. For the nine months ended December 31, 1996, interest expense was $1.9 million, or .9% of net sales, compared to $2.4 million, or 1.4% of net sales for the nine month period ended December 31, 1995. Lower expense in the current year reflects lower borrowing levels associated with decreased inventory resulting from improved inventory management and slightly lower interest rates.

         Income taxes for the three months ended December 31, 1996 were $262,000, or .4% of net sales compared to $108,000, or .2% of net sales for the same period ended December 31, 1995. Taxes for the nine months ended December 31, 1996 were $1.6 million, or .8% of net sales, compared to $939,000, or .6% of net sales for the nine months ended December 31, 1995. Both comparisons reflected the higher levels of income in the current year periods.

         Net income for the three months ended December 31, 1996 was $437,000, or $.06 per share based on 7,162,250 shares as compared to a net income of $213,000, or $.03 per share based on 7,168,962 shares for the three months ended December 31, 1995. Net income for the nine months ended December 31, 1996 was $2.9 million or $.40 per share based on 7,162,250 shares compared to net income of $1.7 million or $.24 per share based on 7,175,550 shares for the nine months ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended December 31, 1996, operating activities generated cash of $9.3 million, compared to cash generated of $3.1 million for the nine months ended December 31, 1995. Contributing to cash inflows in the current year were net income, non-cash depreciation, and reductions in accounts receivable and inventory. A decrease in accounts payable somewhat offset the effect of lower inventories which resulted from improved inventory management.

         Capital expenditures were $12.8 million for the nine months ended December 31, 1996. The majority of capital spending was attributable to the Company's Ottawa expansion project. Current projections are that the Company will spend approximately $17 million in total in fiscal 1997 in connection with this expansion project and other planned capital projects.

         The acquisition of the New Hamilton Assets for $6.0 million in November 1996 was accounted for as a purchase and was completed utilizing the Company's primary lending facility and short-term seller financing. The Company anticipates repayment of the short-term seller financing with funds available under the Company's primary lending agreement. This acquisition, together with the acquisition of the remaining outstanding stock of Direct Steel, Inc. in June 1996, accounted for a total $8.6 million funds used for acquisitions for the nine months ended December 31, 1996.

         Cash flows from financing activities provided $12.6 million for the nine months ended December 31, 1996, after taking into account application of the $23.1 million proceeds of the Company's term loans to reduce borrowings under the Company's primary line of credit. The Company was in compliance with covenant requirements under all of its credit facilities as of December 31, 1996.

         The Company's various bank lending arrangements provided a maximum borrowing availability of approximately $107.8 million of which $57.3 million was outstanding at December 31, 1996. The Company is currently pursuing discussions with several lenders in regards to its long-term financing arrangements. The Company believes that cash generated from operations and borrowings under the various credit facilities will provide adequate cash for the Company's currently anticipated requirements over the next twelve months. The Company's capital requirements, however, may change as business opportunities arise. For example, in connection with expansion strategies, the company may from time to time seek additional funds to purchase new facilities or assets or to improve processing equipment to respond to its customers' requirements.

PART II.  OTHER INFORMATION
ITEM  1.  LEGAL PROCEEDINGS
         There are no legal proceedings to be reported. For certain proceedings previously reported, see Form 10K for the fiscal year ended March 31, 1996.

ITEM 2.  CHANGE IN SECURITIES
         There have been no changes in securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         There have been no defaults upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         There have been no submission of matters to a vote of security holders.

ITEM 5.  OTHER INFORMATION
         There is no other information to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         (a)      Exhibit Number and Description
                  (10)(q) Credit Agreement between Direct Steel, Inc. and BNY Financial Corporation-Canada
                  (10)(r) Loan Agreement between Cold Metal Products, Inc. and The CIT Group/Equipment Financing, Inc.
                  (10)(s) Amendment No. 2 to Second Amended and Restated Credit and Security Agreement between Cold Metal Products, Inc. and The Bank of New York
                  (27)     Financial Data Schedule
         (b)      Reports on Form 8-K - None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undesigned thereunto duly authorized.

                                  Cold Metal Products, Inc.
                                       (Registrant)

                                  /s/ James R. Harpster
                                  -----------------------------------
                                  James R. Harpster
                                  President, Chief Executive Officer


                                  /s/ John E. Sloe
                                  -----------------------------------
                                  John E. Sloe
                                  Vice-President, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

February 10, 1997