Form 10-K
period 1997-03-31
COLD METAL PRODUCTS INC
filed 1997-06-26
CIK 918653

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

   For the fiscal year ended March 31, 1997. Commission file number 1-12870.
                                                                    --------
                            COLD METAL PRODUCTS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

         New York                                              16-1144965
         --------                                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

8526 South Avenue, Youngstown, Ohio                                  44514
-----------------------------------                                  -----
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (330) 758-1194
                                                           --------------

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                  Name of Each Exchange on Which Registered
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

YES   X          NO
   ------           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting common shares, $.01 par value, held by non affiliates of the registrant as computed by reference to the closing price on the New York Stock Exchange on June 13, 1997 was $19,174,375.

The number of shares of Registrant's Common Stock, par value $.01 per share, outstanding as of June 13, 1997 was 7,162,250

                           COLD METAL PRODUCTS, INC.

                  FORM 10-K - FISCAL YEAR ENDED MARCH 31, 1997
                  --------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

                               DESCRIPTION                                            PAGE
                               -----------                                            ----

PART I    Item     1     Business                                                      3
                   2     Properties                                                    7
                   3     Legal Proceedings                                             8
                   4     Submission of Matters to a Vote of Security Holders           8
                   4A    Executive Officers of the Registrant                          8

PART II   Item     5     Market Information                                           10
                   6     Selected Consolidated Financial Data                         11
                   7     Management's Discussion and Analysis of
                         Financial Condition and Results of Operations                12
                   8     Financial Statements and Supplementary Data                  15
                   9     Changes in and Disagreements with Accountants
                         in Accounting and Financial Disclosure                       31

PART III  Item     10    Directors and Executive Officers of the Registrant           31
                   11    Executive Compensation                                       31
                   12    Security Ownership of Certain Beneficial
                         Owners and Management                                        31
                   13    Certain Relationships and Related Transactions               31

PART IV   Item     14    Exhibits, Financial Statement Schedules
                         and Reports on Form 8-K                                      31

                         Signatures                                                   35

                           COLD METAL PRODUCTS, INC.
                                FORM 10-K - 1997

                                     PART I
                                     ------

ITEM 1.  BUSINESS

         (a)    General Development of Business.
                -------------------------------
                Cold Metal Products, Inc. (which, together with its wholly-owned Canadian subsidiary, is referred to herein as the "Company") is a corporation organized in 1980 under the laws of the State of New York. The Company is a leading intermediate processor of flat-rolled steel engineered to meet the critical requirements of precision parts manufacturers. As an intermediate processor of flat-rolled steel, the Company purchases coils of rolled steel from primary producers and processes the steel, using techniques such as cold-rolling, annealing, normalizing, edge-conditioning and oscillate-winding, as well as more basic services of slitting and cutting to length. The Company's products include strip steel for speciality and conventional applications and processed sheet steel. "Specialty" strip is highly engineered to meet customer needs in precision parts manufacturing, and "conventional" strip is supplied to high-volume manufacturers whose purchasing criteria emphasize quality, price and service rather than unique specifications.

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

         (c)    Narrative Description of Business
                ---------------------------------

                Products and Services
                ---------------------
                An intermediate processor of flat-rolled steel, the Company purchases coils of rolled steel from primary producers and processes the steel, using techniques such as cold-rolling, annealing, normalizing, edge-conditioning and oscillate-winding, as well as the more basic services of slitting and cutting-to-length. The Company processes and markets over 50 grades of steel, including ultra-low carbon, low carbon, medium and high carbon, very high carbon, alloy, high strength-low alloy and both 300 and 400 series stainless. The following table sets forth management's estimates of the percentages of net sales for the three years ended March 31, 1997, 1996 and 1995 attributable to the Company's strip steel products, which include both specialty and conventional applications, and processed sheet products, respectively:


                                                   Year Ended March 31,
                                                   --------------------

                 Product                  1997              1996             1995
                 -------                  ----              ----             ----
                 Strip Steel...            62%               79%              80%
                 Processed Sheet...        38                21               20
                                          ----              ----             ----
                                          100%              100%             100%
                                          ====              ====             ====

                The increase in the precent of net sales of processed sheet in fiscal 1997 is primarily attributable to the expansion of service center business through the acquisition of Direct Steel, Inc., which became a wholly-owned subsidiary of the Company in June 1996 and Cold Metal Processing, which was acquired in November 1996.

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

         Raw Materials.
         --------------
         The primary raw materials used in the Company's operations are hot-rolled and cold-rolled steel coils. Currently, the Company obtains steel for processing from a number of primary steel producers, and has developed cooperative relationships with its principal suppliers which, the Company believes, enable it to assure itself of the availability of steel. Pursuant to an agreement between the Company and one of its principal suppliers, the Company has agreed to purchase, and the supplier has agreed to supply, certain specified volumes of various grades and specifications of steel on competitive terms. This arrangement, which extends through the year 2001, has been, and is expected to be, significant to the Company during periods when demand for steel is high and primary steel suppliers are likely to allocate grades and quantities of steel. During the fiscal year ended March 31, 1997, the Company purchased approximately 7% of its requirements for hot-rolled and cold-rolled steel under this arrangement.

         The Company has developed supply relationships with several primary steel producers outside of the U.S. and Canada. Over the Company's last three fiscal years, approximately 16% of its steel requirements was purchased from these suppliers. The Company's ability to acquire steel from sources outside the U.S. and Canada affords it access to certain grades required for its specialty strip production and, the Company believes, can afford substantial protection in the event of limited steel supply in North America.

         The Company's largest component of cost of sales is raw material costs. These costs can vary over time due to changes in steel pricing which the Company typically passes on to customers. In periods of changing steel prices, however, reductions in the Company's raw material costs may lag behind pressure on the Company's prices or increases in raw material costs may preceed increases in the Company's prices, temporarily compressing the Company's profit margins.

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

         Customers
         ---------
         The Company sells its products primarily in the automotive, construction, cutting tools, consumer goods and industrial markets and to specialty steel distributors. During the fiscal year ended March 31, 1997, 41% of the Company's net sales were to the automotive market. Net sales are primarily to manufacturers who produce component parts for sale to automotive manufacturers and after-market parts suppliers. The balance of the Company's net sales are almost equally divided among the other markets served. The markets served by the Company's steel service centers are primarily the automotive industry in Ontario and the construction industry in Quebec. During the fiscal year ended March 31, 1997, the Company sold products to approximately 1300 customers with the largest single customer accounting for approximately 7% of the Company's net sales. The Company's ten largest customers accounted for 31% percent of its net sales during that period. During the fiscal year ended March 31, 1997, approximately 29% of the Company's net sales were made pursuant to arrangements with customers which contemplate deliveries over a period of 12 months or more.

         For the fiscal year ended March 31, 1997, approximately 55% of the Company's net sales were to customers in the U.S. and 44% were to customers in Canada. Less than 1% of the Company's net sales, in each of its last three fiscal years, were derived from sales to customers outside the U.S. and Canada. See Note 1 to Consolidated Financial Statements included herein at Item 8.

         Backlog
         -------
         At May 31, 1997, the Company's backlog was approximately $48 million compared with approximately $35 million at May 31, 1996. The increase is backlog is attributable to both the expansion of the service center business through the acquisition of Direct Steel, Inc. and Cold Metal Processing, and increased orders in anticipation of the ramp-up of the expanded Ottawa, Ohio facility. Management estimates that substantially all of the existing backlog will be shipped during the current fiscal year.

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

         Compliance With Environmental Regulations
         -----------------------------------------
         The Company's steel processing facilities are subject to many federal, state, provincial and local requirements relating to the protection of the environment, and the Company has made, and will continue to make, expenditures to comply with such provisions. The Company believes that its facilities are being operated in material compliance with these laws and regulations and does not believe that future compliance with such existing laws and regulations will have a material adverse effect on its results of operations or financial condition. Capital expenditures and expenses attributable to environmental control compliance were approximately $950,000 in fiscal 1997, and are forecast to be approximately $500,000 in fiscal 1998 and $600,000 in fiscal 1999.

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

         Employees
         ---------
         As of March 31, 1997, the Company employed a total of 863 people, consisting of 307 salaried, 426 union, hourly and 130 non-union, hourly employees. The Company is a party to six collective bargaining agreements at its different facilities. The Company believes its employee relations are good.

ITEM 2.  PROPERTIES

         The following table sets forth the location, square footage and use of each of the Company's principal production facilities.

                                       Square                                                             Owned
Location                               Footage                     Principal Use                       or Leased (1)
--------                               ------                      -------------                       -------------


Youngstown, Ohio                       430,000                     Specialty Strip production             Owned

New Britain, Connecticut               290,000                     Specialty Strip production             Owned

Hamilton, Ontario                      314,000                     Conventional Strip                     Owned
(Imperial Street)                                                  production

Indianapolis, Indiana                  140,000                     Specialty and Conventional             Owned
                                                                   Strip production

Ottawa, Ohio                           145,000                     Speciality and Conventional            Owned
                                                                   Strip production

Waterbury, Connecticut                  16,000                     Specialty Strip processing             Leased(2)

Montreal, Quebec                        45,000                     Steel service center                   Owned

Hamilton, Ontario                       87,000                     Steel service center                   Owned
(Kenora Avenue)

Concord, Ontario                        35,000                     Steel service center                   Owned




(1) Each of the facilities owned by the Company is subject to the liens of financial institutions providing term loans and credit facilities.

(2) Leased under lease expiring on November 30, 1998, subject to one five-year renewal option.

        Changes in product mix result in significant variations in productive capacity of the Company's strip facilities in any measurable period. The Company estimates that its strip facilities operated at an estimated 84% of productive capacity in fiscal 1997, and the Company's slitting equipment at its steel service centers operated at approximately 79% of productive capacity in fiscal 1997.

ITEM 3.  LEGAL PROCEEDINGS

         Certain claims, suits, and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, none of such claims, suits, or complaints is material, and in the aggregate, they will not have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no submissions of matters to a vote of the shareholders in the period in the fourth quarter of the fiscal year ended March 31, 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table lists the names, positions held and ages of all the executive officers of the Company:

               Name                      Age   Position with Company
               ----                      ---   ---------------------

James R. Harpster........                 49   President and Chief Executive Officer
R. Quintus Anderson.......                66   Chairman of the Board
Gordon A. Wilber........                  55   Executive Vice President, Chief Operating Officer
Allen R. Morrow............               47   Vice President,  Chief Administrative Officer, Treasurer
John E. Sloe.................             44   Vice President, Chief  Financial Officer
Robert R. Albert............              67   Vice President - Commercial
Jack W. Watson...........                 53   Vice President, General Manager, Canada
Heidi A. Nauleau.........                 40   Corporate Secretary

           Executive officers are elected by the Board of Directors and serve at its discretion.

JAMES R. HARPSTER has served as President and Chief Executive Officer of the Company since 1984, and has served as a Director since 1982. Prior to assuming his current position, he was Vice President of Sales for the Company since its incorporation. He has twenty-eight years' experience in the steel industry, having begun his career in 1969 with Jones & Laughlin Steel Corporation. During his career with Jones & Laughlin, Mr. Harpster held various management positions in the areas of product quality and plant operations. He graduated from Lehigh University in 1969 with a B.S. in Metallurgy and from the University of Akron in 1975 with an MBA. He is a member and past president of the Association of Cold-Rolled Strip Steel Producers and a member of the Department of Commerce's Industry Sector Advisory Committee on Ferrous Ores and Metals for Trade Policy Matters.

R. QUINTUS ANDERSON has served as Chairman of the Board of Directors of the Company since its incorporation in 1980. Mr. Anderson and Aarque Capital Corporation, a corporation controlled by Mr. Anderson, together own approximately 51.3% of the shares of Common Stock of the Company. Aarque Capital Corporation is one of a group of privately-held corporations owned or controlled by Mr. Anderson, known as The Aarque Companies, which are in businesses unrelated to the business of the Company. Mr. Anderson holds a Bachelor of Engineering degree from Princeton University and was granted a post-graduate fellowship at the Sloane School of Industrial Management at the Massachusetts Institute of Technology. Since his discharge as a lieutenant from the U.S. Navy in 1957, Mr. Anderson has managed, operated and acquired businesses related principally to the metal fabrication industry. Mr. Anderson is a trustee of Northwestern Mutual Life Insurance Company and a director of Oneida Ltd.

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

ROBERT R. ALBERT has served as Vice President - Commercial of the Company since 1987 and has over 45 years experience in the steel industry. Immediately prior to joining the Company, he served as Vice President-Sales for Sharon Steel Corporation and has held various sales and marketing positions at both the Empire Detroit Division of Cyclops Corporation and Bethlehem Steel Corporation. He is a 1952 graduate of Bucknell University with a B.S. degree in Commerce and Finance.

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

                                    PART II
                                    -------

ITEM 5.  MARKET AND DIVIDEND INFORMATION

         As of June 13, 1997, there were 7,162,250 shares of common stock outstanding that were held by 120 shareholders of record. The Company has declared no dividends in either of the two previous fiscal years. The Company's ability to pay dividends in the future is limited by the terms of its credit facilities so as not to exceed twenty-five percent of after tax income on a cumulative basis exclusive of certain accounting adjustments, commencing as of March 31, 1994, and by the requirement that no dividend shall result in a default under the credit facility. Additional information regarding the principal market for the Company's common stock and market prices for the Company's common stock is set forth below.

                                              Market Price Ranges
                                              -------------------
                                         Fiscal Year Ending March 31,
                                         ----------------------------

                                      1997                           1996
                                      ----                           ----
                              High            Low            High            Low

First Quarter            $     6.75      $    5.38        $     7.38       $    6.63
Second Quarter           $     6.75      $    5.50        $     7.00       $    5.75
Third Quarter            $     6.88      $    5.50        $     6.63       $    4.25
Fourth Quarter           $     6.50      $    5.13        $     5.50       $    4.75

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                               YEAR ENDED MARCH 31,

                                                               1997             1996            1995            1994         1993(1)

                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS DATA:

Net sales                                                 $  286,024     $   227,128      $  235,145     $   221,286      $ 180,467
Cost of sales                                                262,133         205,727         208,408         196,870        160,289
                                                          -------------------------------------------------------------------------
Gross profit                                                  23,891          21,401          26,737          24,416         20,178
Selling, general, and administrative expenses                 15,739          13,645          13,773          13,079         12,766
Income (loss) from equity investment                              28             (98)            616            --             --
Management fee to principal shareholder                         --              --              --             1,022            903
Interest expense                                               3,115           2,918           2,956           3,707          2,997
                                                          -------------------------------------------------------------------------
Income before income taxes and cumulative
effect of accounting changes                                   5,065           4,740          10,624           6,608          3,512
Income taxes                                                   1,700           1,685           3,698           2,530          1,305
                                                          -------------------------------------------------------------------------
Income before cumulative effect of accounting
changes                                                        3,365           3,055           6,926           4,078          2,207
Cumulative effect of accounting changes                         --              --              --           (10,956)          --
                                                          -------------------------------------------------------------------------
Net income (loss)                                         $    3,365     $     3,055      $    6,926     $    (6,878)     $   2,207
                                                          =========================================================================
Dividends                                                       --              --              --              --        $   4,074
                                                          =========================================================================

EARNINGS PER SHARE:
Income before cumulative effect of
 accounting changes                                       $     0.47     $      0.43      $     0.96     $      0.75
Cumulative effect of accounting changes                           --              --              --           (2.02)
                                                          -------------------------------------------------------------------------
Net income (loss)                                         $     0.47     $      0.43      $     0.96     $     (1.27)
                                                          =========================================================================
Weighted average number of common
  shares outstanding                                       7,162,250       7,172,271       7,200,201       5,422,429
                                                          =========================================================================


BALANCE SHEET DATA:

Total assets                                              $  153,034     $   127,785      $  131,971     $   110,939      $  92,292
Working capital                                               43,419          51,450          54,794          16,640           (789)
Long-term debt                                                48,330          39,000          34,250           4,250          4,250
Shareholders' equity                                          35,194          32,368          28,616          20,088         13,700



(1) Historical earnings per share have not been included for fiscal 1993 because it was prior to the Company's public offering.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information with respect to the results of operations of the Company for fiscal 1997, 1996 and 1995 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Results of Operations
---------------------
         The following table presents the Company's results of operations expressed as a percentage of net sales:

                                                                    YEAR ENDED MARCH 31,
                                                                    --------------------

                                                            1997           1996           1995
                                                            ----          ------         -----

Net sales                                                  100.0%         100.0%          100.0%
Cost of sales                                               91.7           90.6            88.6
                                                       -----------------------------------------
Gross profit                                                 8.3            9.4            11.4
Selling, general, and administrative expenses                5.4            6.0             5.9
Income from equity investment                                0.0            0.0             0.3
Interest expense                                             1.1            1.3             1.3
                                                       -----------------------------------------
Income before income taxes                                   1.8            2.1             4.5
Income taxes                                                  .6            0.7             1.6
                                                       -----------------------------------------
Net income                                                   1.2%           1.4%            2.9%
                                                       =========================================

FISCAL 1997 COMPARED TO FISCAL 1996

         Net sales increased $58.9 million, or 25.9% to $286.0 million. The increase is mainly attributable to the addition to the Company's consolidated financial statements of sales of $43.5 million at Direct Steel, Inc., which became a wholly owned subsidiary of the Company in June 1996 and sales of $1.3 million attributable to the operation of the New Hamilton Assets at the processing center acquired on November 1, 1996. Excluding the effect of these transactions, the Company's sales increased $14.1 million, or 6.2%. Volume of tons shipped was up 12.9% accounting for a $29.3 million sales increase, offset by an aggregate decrease in sales dollars per ton of $15.2 million due to a decline in average selling price, resulting from a mix shift to lower revenue products.

         Gross profit for fiscal 1997 was $23.9 million, or 8.3% of net sales, up $2.5 million or 11.6% over fiscal 1996. As a percent of sales, it was down from 9.4% in the prior year reflecting several factors. Startup costs associated with the new Ottawa facility decreased the margins by approximately $1.6 million for fiscal 1997, approximately $700,000 of which affected the fourth fiscal quarter. Additionally, a fourth quarter charge related to the cessation of brokerage activities reduced gross profit by approximately $880,000 for the year. With the consolidation of Direct Steel, a greater proportion of sales activity was weighted by a lower margin mix of business. The effect of higher raw material costs, particularly in the fourth fiscal quarter, also reduced margins.

         Selling, general and administrative (SG&A) expenses of $15.7 million in fiscal 1997 were $2.1 million over the fiscal 1996 level. As a percentage of sales, expenses decreased to 5.4% from 6.0%. Increased expenses were attributable principally to incremental activities associated with Direct Steel and the New Hamilton Asset acquisitions, while the lower percentage level reflected the comparison of the expense level on the higher sales activity level. SG&A expenses net of acquisitions increased $633,000, reflecting higher expenses associated with normal salary increases and the Company's general growth plan.

         Income from equity investment at Direct Steel was $28,000 for fiscal 1997. Subsequent to June 18, 1996, the operations were consolidated with the Company's and no longer reported as income from equity investment.

         Interest expense was $3.1 million, an increase of $197,000, but 1.1% of net sales in fiscal 1997, down from 1.3% of net sales in fiscal 1996. Lower interest expense through the third quarter of fiscal 1997 reflected lower borrowing levels associated with decreased inventory levels resulting from improved inventory management and lower rates. These favorable effects more than offset the increased interest costs attributable to acquisition activity. The consolidation of Direct Steel increased interest expense by $592,000 from fiscal 1996 levels. In the fourth quarter of fiscal 1997, the capitalization of interest costs associated with the Ottawa expansion project ended and these financing costs began to be reflected as interest expense, impacting the year to year comparison by $499,000.

         Income taxes for fiscal 1997 were $1.7 million or .6% of net sales compared to $1.7 million in fiscal 1996 or .7% of net sales. The effective tax rates computed on income exclusive of income (loss) from equity investment were down slightly in the current year at 33.8% versus 34.8% in the prior fiscal year.

         As a result of the factors discussed above, net income for fiscal 1997 was $3.4 million or 1.2% of net sales compared to $3.1 million or 1.4% of net sales in fiscal 1996. The Company expects that net income for fiscal 1998 will continue to reflect operation of the expanded Ottawa facility at below break-even levels through the first half of the fiscal year, with a positive contribution to net income by the second half of the fiscal year.

FISCAL 1996 COMPARED TO FISCAL 1995

         Net sales decreased $8.0 million, or 3.4%, to $227.1 million. This was the result of lower shipment levels as tonnage decreased 4.9% or an $11.4 million decrease in revenue. Sales of almost all the Company's products decreased over the course of the year as customers adjusted their inventory levels to bring them in line with curtailed production schedules reflecting declines in economic activity.

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

         Selling, general and administrative (SG&A) expenses decreased $128,000 to $13.6 million, though the percent of sales measure increased to 6.0% from 5.9% due to lower revenue levels. The decrease in spending reflected lower sales commission and lower expenses for compensation plans related to the Company's financial results, somewhat offset by staffing increases and normal salary cost increases.

         Income from equity investment was a loss of $98,000 for the year, a decrease of $714,000 from prior year's income of $616,000. This decline in earnings principally reflected the effect of downward pressure on steel prices as discussed above.

         Interest expense was $2.9 million, or 1.3% of net sales for fiscal 1996, a decrease of $38,000 from the previous year. Although borrowing levels were higher in the current year, $301,000 of the interest cost on this higher level of borrowing was capitalized as part of the cost of the Ottawa expansion project.

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

Liquidity and Capital Resources
-------------------------------

         The Company requires capital primarily to fund working capital needs, capital projects, including the acquisition, expansion and improvement of facilities, machinery and equipment and to acquire complementary steel-related businesses consistent with the Company's growth strategy to increase its size and profitability. The Company met its capital requirements in fiscal 1997 through cash flow from operations and from borrowings under credit facilities.

         During fiscal 1997, the Company generated cash flow from operating activities of $7.4 million. Contributing to cash inflows in the current year were net income, non-cash depreciation and amortization, and a reduction in inventory levels which resulted from improved inventory management. A decrease in accounts payable and a modest increase in receivables offset the inventory reduction.

         Cash flows used for investing activities in fiscal 1997 consisted of $14.3 million of capital spending of which $12.4 million was in connection with the Ottawa expansion project. In addition, the acquisition of the New Hamilton Assets for $5.9 million in November 1996, together with the acquisition of the remaining outstanding stock of Direct Steel, Inc. in June 1996 for $2.6 million, accounted for total cash used for acquisitions of $8.5 million.

         Cash flows from financing activities provided $13.9 million for fiscal 1997. Proceeds of $21.8 million from a new term loan in December 1996 were used to fund the Ottawa expansion project and reduce bank borrowings under the Company's primary line of credit. Additional term loan proceeds were derived from a refinancing agreement entered into by Direct Steel. The Company was in compliance with covenant requirements under all of its credit facilities as of March 31, 1997.

         The Company's various bank lending arrangements provide a maximum borrowing availability of approximately $92.3 million of which $61.5 was outstanding at March 31, 1997. The Company renegotiated its lines of credit to extend their expiration dates and lower interest rates, and entered into a term loan agreement to fund the Ottawa expansion project. Management expects that cash generated from operating activities and its borrowing capacity will be sufficient to meet planned capital expenditures and other cash requirements for the next twelve months. As the Company pursues its growth strategy of expanding through core business acquisitions, capital requirements may change and the Company may from time to time seek additional financing.

Seasonality
-----------

         The Company has in the past experienced lower levels of sales in the months of July, November, and December, due primarily to holiday periods and customer plant shutdowns.

Inflation/Impact of Changing Prices
-----------------------------------

         The Company's largest component of cost of sales is raw material costs. These costs can vary over time due to changes in steel pricing which the Company typically passes on to customers. The Company does not believe that inflation has had a significant impact on the results of its operations over the periods presented.

Environmental Matters
---------------------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Cold Metal Products, Inc.
Youngstown, Ohio

         We have audited the accompanying consolidated balance sheets of Cold Metal Products, Inc. and Subsidiary (the "Company") as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cold Metal Products, Inc. and Subsidiary as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
-------------------------
Cleveland, Ohio
May 8, 1997

                          CONSOLIDATED BALANCE SHEETS
                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY

                                                                                               MARCH 31,
                                                                                   1997                       1996

                                                                              (Dollars in thousands, except per share amounts)
ASSETS:
Cash                                                                      $              898        $          2,318
Receivables                                                                           41,386                  37,301
Inventories                                                                           50,104                  48,320
Prepaid and other current assets                                                       2,090                   1,624
                                                                          ------------------------------------------
      Total current assets                                                            94,478                  89,563
Property, plant, and equipment - at cost                                              78,233                  56,148
Less accumulated depreciation                                                        (29,475)                (26,811)
                                                                          ------------------------------------------
Property, plant and equipment - net                                                   48,758                  29,337
Other assets                                                                           9,798                   8,885
                                                                          ------------------------------------------
     Total assets                                                         $          153,034        $        127,785
                                                                          ==========================================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Short-term borrowings                                                     $           13,192        $            499
Accounts payable                                                                      29,322                  29,835
Other current liabilities                                                              8,545                   7,779
                                                                          ------------------------------------------
     Total current liabilities                                                        51,059                  38,113
Long-term debt                                                                        48,330                  39,000
Postretirement and other benefits                                                     18,451                  18,304
Shareholders' equity:
Common stock, $.01 par value; 15,000,000 shares
     authorized, 7,532,250 shares issued                                                  75                      75
Additional paid-in capital                                                            25,330                  25,300
Retained earnings                                                                     15,912                  12,547
Cumulative translation adjustment                                                     (2,649)                 (2,080)
Less treasury stock, 370,000 shares at cost                                           (3,474)                 (3,474)
                                                                          ------------------------------------------
     Total shareholders' equity                                                       35,194                  32,368
                                                                          ------------------------------------------
     Total liabilities and shareholders' equity                           $          153,034        $        127,785
                                                                          ==========================================



                 See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY

                                                                                YEAR ENDED MARCH 31,
                                                                     1997               1996             1995

                                                                   (Dollars in thousands except per share amounts)

Net sales                                                  $      286,024     $      227,128      $    235,145
Cost of sales                                                     262,133            205,727           208,408
                                                           ---------------------------------------------------
Gross profit                                                       23,891             21,401            26,737

Selling, general, and administrative expenses                      15,739             13,645            13,773
Income (loss) from equity investment                                   28                (98)              616
Interest expense                                                    3,115              2,918             2,956
                                                           ---------------------------------------------------
Income before income taxes                                          5,065              4,740            10,624
Income taxes                                                        1,700              1,685             3,698
                                                           ---------------------------------------------------
Net income                                                 $        3,365     $        3,055      $      6,926
                                                           ===================================================

Net income per share                                       $         0.47     $         0.43      $       0.96
                                                           ===================================================

Weighted average number of
     shares outstanding                                         7,162,250          7,172,271         7,200,201




                 See notes to consolidated financial statements


                                          CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY
                                              COLD METAL PRODUCTS, INC. AND SUBSIDIARY

                                           COMMON
                                           SHARES         ADDITIONAL                      CUMULATIVE
                                           ($.01           PAID-IN          RETAINED      TRANSLATION       TREASURY
                                         PAR VALUE)        CAPITAL          EARNINGS       ADJUSTMENT         STOCK           TOTAL

                                                                                 (In thousands)

Balance, April 1, 1994                $       73     $     22,998     $      2,566    $    (2,469)    $    (3,080)     $     20,088
Net income                                   ---              ---            6,926            ---             ---             6,926
Treasury stock                               ---              ---              ---            ---            (286)             (286)
Net offering proceeds from
  overallotment option                         2            2,439              ---            ---             ---             2,441
Net adjustment for foreign
  currency translation                       ---              ---              ---           (553)            ---              (553)
                                      ---------------------------------------------------------------------------------------------
Balance, March 31, 1995                       75           25,437            9,492         (3,022)         (3,366)           28,616
Net income                                   ---              ---            3,055            ---             ---             3,055
Shares deferred in lieu of
  pay                                        ---               20              ---            ---             ---                20
Reduction in contribution of
  principal shareholder                      ---             (157)             ---            ---             ---              (157)
Treasury stock                               ---              ---              ---            ---            (108)             (108)
Net adjustment for foreign
  currency translation                       ---              ---              ---            942             ---               942
                                      ---------------------------------------------------------------------------------------------
Balance, March 31, 1996                       75           25,300           12,547         (2,080)         (3,474)           32,368
Net income                                   ---              ---            3,365            ---             ---             3,365
Shares deferred in lieu of
 pay                                         ---               30              ---            ---             ---                30
Net adjustment for foreign
  currency translation                       ---              ---              ---           (569)            ---              (569)
                                      ---------------------------------------------------------------------------------------------
Balance, March 31, 1997               $       75     $     25,330     $     15,912        $(2,649)    $    (3,474)     $     35,194
                                      =============================================================================================



                 See notes to consolidated financial statements


                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              COLD METAL PRODUCTS, INC. AND SUBSIDIARY

                                                                                         YEAR ENDED MARCH 31,
                                                                              1997               1996         1995

                                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                        $      3,365       $      3,055        $     6,926
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities
          Depreciation and amortization                                       3,333              2,511              2,343
          (Income) loss from equity investment                                  (28)                98               (616)
          Deferred income taxes                                                 703                468              1,172
          Deferred directors' fees                                               30                 20                ---
          Changes in operating assets and liabilities                           (43)             3,211               (251)
                                                                      ---------------------------------------------------
          Net cash provided by operating activities                           7,360              9,363              9,574

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property, plant, and equipment                            (14,259)           (14,220)            (2,529)
     Acquisitions                                                            (8,525)               ---                ---
     Equity investment                                                          ---                ---               (145)
                                                                      ---------------------------------------------------
         Net cash used in investing activities                              (22,784)           (14,220)            (2,674)

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from term loans                                                23,095                ---                ---
     Payments of term loans                                                    (363)               ---                ---
     Proceeds from other debt                                               198,475            168,818            167,359
     Payments of other debt                                                (207,278)          (160,158)          (174,051)
     Defeasance of industrial revenue bond                                      ---             (4,250)               ---
     Acquisition of treasury stock                                              ---               (108)              (286)
     Net offering proceeds                                                      ---                ---              2,440
     Other equity transaction                                                   ---               (157)               ---
                                                                      ----------------------------------------------------
         Net cash provided by (used in) financing  activities                13,929              4,145             (4,538)

Net increase (decrease) in cash                                              (1,495)              (712)             2,362
Effect of translation adjustment                                                 75                 84                (28)
Cash, beginning of period                                                     2,318              2,946                612
                                                                      ----------------------------------------------------
Cash, end of period                                                    $        898       $      2,318        $     2,946
                                                                      ====================================================

                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


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

         During the fiscal 1997, 1996, and 1995, approximately 41%, 37%, and 37% of the Company's sales, respectively, and 43%, and 26% of accounts receivable at March 31, 1997 and 1996, respectively, were with companies in the automotive industry. The balance of the Company's net sales are approximately equally divided among the other markets served. During fiscal 1997, 1996, and 1995, the Company's ten largest customers accounted for 31%, 35% and 34% of the Company's net sales. No single customer accounted for 10% or more of sales in any of the years. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

         Production facilities are located in Youngstown and Ottawa, Ohio; Indianapolis, Indiana; New Britain and Waterbury, Connecticut; Hamilton and Concord Ontario; and Pointe Claire, Quebec, Canada.

         Results of Foreign Operations -- Net sales, operating income and net income, respectively, of the Company's Canadian subsidiary were $155.3 million, $5.2 million and $2.5 million in fiscal 1997; $97.6 million, $2.0 million and $634,000 in fiscal 1996; and $95.9 million, $5.4 million and $3.1 million in fiscal 1995. Identifiable assets of the Canadian subsidiary were $71.2 million and $53.7 million at March 31, 1997 and 1996, respectively. The remainder of the Company's consolidated net sales, operating income, net income and assets are related to operations in the United States.

         Both United States and Canadian operations sell to customers located predominately in the United States and Canada. Of total net sales, approximately 55% was to customers in the United States, 44% to customers in Canada, and less than 1% to customers in other countries.

         Inventories -- Inventories are valued at the lower of cost or market. Cost of domestic inventories is determined under the last-in, first-out (LIFO) method; cost of inventories of the Canadian subsidiary is determined on the first-in, first-out (FIFO) method. Domestic inventories represent approximately 49% and 57% of total consolidated inventories at March 31, 1997 and 1996, respectively. Under the FIFO method of inventory pricing, domestic inventories would have been approximately $2,622,000 and $2,218,000 higher at March 31, 1997 and 1996, respectively.

         In fiscal 1997 and 1996, inventory quantities were reduced resulting in a liquidation of certain LIFO inventory layers carried at costs which were different than the cost of current purchases. The effect of the LIFO liquidation in fiscal 1997 and 1996 increased income before taxes by $199,000 and $583,000, respectively, and net income by $128,770 and $376,000, respectively.

         Property, Plant, and Equipment -- Property, plant, and equipment are stated at cost. The Company provides for depreciation over the estimated useful lives of the assets on the straight-line method for financial statement reporting and an accelerated method for income tax reporting purposes. Estimated useful lives range from five to thirty years.

         Interest is capitalized in connection with the construction of qualified assets. Under this policy, interest of $722,000 and $301,000 was capitalized in fiscal 1997 and 1996, respectively.

         Goodwill -- Goodwill is amortized using the straight-line method over a period of forty years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted operating profits.

         Revenue Recognition -- Revenue is recognized when products are shipped to customers. Sales returns and allowances are treated as a reduction to sales and are provided for based on historical experience and current estimates.

         Start-up Costs -- Start-up costs are expensed as incurred.

         Stock Based Compensation -- The Company accounts for its stock option plans using the intrinsic value accounting method, measured as the difference between the option exercise price and the market value of the stock at the date of the grant. Accordingly, no compensation expense has been recognized for its stock-based compensation plans in the accompanying financial statements as all option exercise prices were equal to market price on the date of grant.

         Earnings Per Share -- Primary earnings per common share have been computed based upon the average weighted outstanding shares and have not been adjusted for the effect of stock options as the dilution would be less than 3%. The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" which is effective for financial statements issued for periods ending after December 15, 1997. The Company does not expect SFAS No. 128 to have a material effect on the computation of earnings per share.

         Financial Instruments -- The Company has various financial instruments including cash, receivables, short-term and long-term debt, and miscellaneous other assets. The Company has determined that the estimated fair value of its financial instruments approximates carrying value.

         Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions pending completion of related events. These estimates and assumptions affect the amounts reported at the date of the financial statements for assets, liabilities, revenues and expenses and the disclosure of contingencies. Actual results could differ from these estimates.

2.  OTHER BALANCE SHEET INFORMATION

                                                               MARCH 31,
                                                      1997                   1996
                                              -------------------------------------
                                                             (In thousands)

RECEIVABLES:
     Customers                                $       41,932        $        31,065
     Equity affiliate                                    ---                  6,704
     Allowance for doubtful accounts                    (546)                  (468)
                                              -------------------------------------
                                              $       41,386        $        37,301
                                              =====================================
INVENTORIES:
     Raw materials                            $       28,209        $        24,576
     Work in process                                  15,048                 14,784
     Finished goods                                    6,847                  8,960
                                              -------------------------------------
                                              $       50,104        $        48,320
                                              =====================================


PREPAID AND OTHER CURRENT ASSETS:
     Prepaid                                  $          603        $          539
     Deferred income taxes                             1,487                 1,085
                                              ------------------------------------
                                              $        2,090                $1,624
                                              ====================================

PROPERTY, PLANT, AND EQUIPMENT:
     Land                                     $        2,227        $        1,548
     Buildings                                        17,829                 9,023
     Machinery and equipment                          56,481                32,663
     Construction in process                           1,696                12,914
                                              ------------------------------------
                                              $       78,233        $       56,148
                                              ====================================
OTHER ASSETS:
     Deferred income taxes                    $        3,629        $        4,734
     Equity investment                                   ---                 1,465
     Goodwill                                          2,566                   752
     Other                                             3,603                 1,934
                                              ------------------------------------
                                              $        9,798        $        8,885
                                              ====================================
OTHER CURRENT LIABILITIES:
     Payroll and related employee benefits    $        5,342        $        4,625
     Other                                             3,203                 3,154
                                              ------------------------------------
                                              $        8,545        $        7,779
                                              ====================================



3.  ACQUISITIONS

         Effective June 18, 1996, Cold Metal Products, Ltd. acquired the remaining outstanding shares of its 50% equity affiliate, Direct Steel, Inc., ("Direct Steel"), for approximately $2.6 million. Direct Steel operates a steel service center located in Concord, Ontario, Canada. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities were recorded at estimated fair values. The allocation of purchase price resulted in goodwill of approximately $1.9 million, which is being amortized over 40 years.

         On November 1, 1996, the Cold Metal Products, Ltd. acquired real property and steel processing equipment at Hamilton, Ontario (the "New Hamilton Assets") for approximately $5.9 million including acquisition costs. The purchase was completed utilizing the Company's existing banking facilities and short-term seller financing. The transaction was accounted for as a purchase and assets and liabilities were recorded at estimated fair values.

         The following unaudited pro forma information has been derived from the Company's income statement for fiscal 1997 and 1996 and adjusts such information to give effect to the acquisitions as if the acquisitions had occurred on April 1, 1995. The pro forma information is presented for informational purposes only and does not purport to be indicative of the results of operations that actually would have been achieved if the acquisitions had occurred on April 1, 1995, or which may be achieved in the future.

                                             YEAR ENDED MARCH 31,
                                         1997                   1996
                                 ------------------------------------------
                                   (In thousands except per share amounts)

Net sales                        $       301,136        $       276,949
Net income                                 3,453                  2,912
Earnings per share                          0.48                   0.41

4.  DEBT

                                                 SHORT-TERM                           LONG-TERM
                                                  MARCH 31,                            MARCH 31,

                                          1997               1996              1997               1996
                                    ------------------------------------------------------------------
Committed facility                  $        1,115    $       499     $      27,000       $     39,000
Discretionary facility                      10,621            ---               ---                ---
Term notes                                   1,456            ---            21,330                ---
                                    ------------------------------------------------------------------
Total                               $       13,192    $       499     $      48,330      $      39,000
                                    ==================================================================

         The Company has a committed credit facility which provides availability based on a percentage of accounts receivable, inventory, and an amortizing term loan. In May 1997, the Company amended its credit facility agreement to extend the life of the agreement and provide total borrowing availability of $55 million. The facility provides for borrowing at Libor rates plus one-half percent. The agreement extends through October 2, 2000, and contains certain financial and other covenants, including restrictions on payment of dividends, with which the Company was in compliance at March 31, 1997. Under the committed facility, the Company has determined that balances in excess of $27 million would be subject to repayment with funds generated from operating activities during the business cycle. As such, these funds are reflected as short-term in nature. The weighted average interest rate at both March 31, 1997 and 1996 was 7.4%. The facility is collateralized by accounts receivable, inventory, common stock of the Canadian subsidiary, and property, plant and equipment. As of March 31, 1997, the credit line supported letters of credit in the amount of $507,000.

         In November 1996, the discretionary financing agreement between Direct Steel, Inc. and its lender was amended to provide for a revolving line of credit of up to approximately $14.5 million, based on accounts receivable and inventory formulas, with interest at Canadian prime plus 3/4 of 1%, and a term loan of approximately $1.3 million amortized over three years, subject to certain termination rights of the lender, with interest at Canadian prime plus 1%. Indebtedness under the agreement is secured by the accounts receivable, inventory and fixed assets of Direct Steel, Inc. and contains certain financial and other covenants with which Direct Steel, Inc. was in compliance at March 31, 1997. At March 31, 1997, revolving credit permitted under applicable formulas was $11.6 million, of which $10.6 million was outstanding, and the balance of the term note was $1.3 million. Aggregate maturities of the term loan over the next three fiscal years are as follows: 1998 - $193,000; 1999 - $193,000; and 2000 - $900,000. The weighted average interest rate at March 31, 1997 was 5.5%.

         In December 1996, the Company borrowed $21.8 million under an eight and one-half year term loan at a fixed rate of 8.8% secured by the fixed assets of its expanded Ottawa, Ohio facility. Proceeds of the loan were used to pay-down debt under the Company's primary lending facility. The term loan agreement contains certain financial and other covenants with which the Company was in compliance at March 31, 1997. At March 31, 1997, approximately $21.5 million of the term loan was outstanding. Aggregate maturities of the term loan for the next five fiscal years are as follows: 1998 - $1.3 million; 1999 - $1.4 million; 2000 - $1.5 million; 2001 - $1.6 million; and 2002 - $1.8 million.

5.  INCOME TAXES

         Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(ii) operating loss and tax credit carryforwards. Components of the Company's deferred tax liabilities and assets are as follows:

                                                                                MARCH 31,
U.S.:                                                                    1997              1996
                                                               ------------------------------------
                                                                              (In thousands)
Deferred tax assets:
     Postretirement and postemployment benefit obligations     $        5,994       $      6,117
     Inventory basis differences                                           44                235
     Reserves not currently deductible                                    877                751
     Tax operating loss carrryforwards (expires fiscal 2012)              622                ---
     Tax credit carryforwards (no expiration dates)                       256                458
                                                               ---------------------------------
                                                                        7,793              7,561
     Valuation allowance                                                 (313)              (388)
                                                               ---------------------------------
                                                                        7,480              7,173
Deferred tax liabilities-property basis differences                    (1,838)            (1,007)
                                                               ---------------------------------
Total U.S.                                                              5,642              6,166


CANADA:
Deferred tax assets:
     Postretirement and postemployment benefit obligations                112                109
     Reserves  not currently deductible                                    26                 28
                                                               ---------------------------------
                                                                          138                137
Deferred tax liabilities:
     Property  basis differences                                         (448)              (344)
     Pension asset                                                       (216)              (140)
                                                               ---------------------------------
                                                                         (664)              (484)
                                                               ---------------------------------
Total Canada                                                             (526)              (347)
                                                               ---------------------------------
Net deferred tax asset                                         $        5,116       $      5,819
                                                               =================================


The provision for income taxes includes:

                                                       YEAR ENDED MARCH 31,
                                         1997             1996               1995
                                     ---------------------------------------------------
                                                     (In thousands)
CURRENT TAXES:
   U.S. federal                      $        (182)     $         825      $       1,091
   Canadian federal and provincial           1,128                310              1,235
   State and local                              51                 82                200
                                     ----------------------------------------------------
                                               997              1,217              2,526
DEFERRED TAXES:
   U.S.                                        620                457                963
   Canadian                                     83                 11                209
                                     ---------------------------------------------------
                                               703                468              1,172
                                     ---------------------------------------------------
Total                                $       1,700      $       1,685      $       3,698
                                     ===================================================


Reconciliations of the U.S. federal statutory tax rate to the effective tax rate are as follows:

                                                                     YEAR ENDED MARCH 31,
                                                             1997           1996          1995
                                                       -----------------------------------------
U. S. federal statutory tax rate                             35.0%         35.0%         35.0%
Effect of graduated rates                                    (1.0)         (1.0)         (1.0)
Effect of Canadian rates                                      1.0          (0.8)          0.9
State taxes                                                   0.7           2.4           1.9
Reduction in valuation allowance                             (1.5)         (1.3)         (1.7)
Equity (income) loss                                         (0.2)          0.8          (2.0)
Other                                                        (0.4)          0.4           1.7
                                                       -----------------------------------------
Effective tax rate                                           33.6%         35.5%         34.8%
                                                       =========================================


6. RETIREMENT BENEFIT PLANS

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

Domestic pension expense includes the following components:


                                                     YEAR ENDED MARCH 31,
                                            1997             1996              1995
                                        -----------------------------------------------
                                                       (In thousands)
Service cost                            $      686       $      597        $       668
Interest cost                                1,489            1,261              1,136
Actual return on assets                     (2,021)          (3,289)            (1,080)
Net amortization                               628            2,154                 65
Cost of special termination benefits           293              ---                ---
                                        ----------       ----------        -----------
Domestic pension expense                $    1,075       $      723        $       789
                                        ==========       ==========        ===========

Accrued domestic pension liability in the balance sheets is as follows:


                                                                             MARCH 31,
                                                                         1997         1996

                                                                   --------------------------
                                                                            (In thousands)
Vested accumulated benefit obligation                              $     14,344   $    13,324
Nonvested accumulated benefits                                            2,247         1,246
                                                                   --------------------------
Accumulated benefit obligation                                           16,591        14,570
Effect of projected salary increases                                      2,653         2,821
                                                                   --------------------------
Projected benefit obligation                                             19,244        17,391
Plan assets at market value                                              20,035        17,717
                                                                   --------------------------
Plan assets in excess of projected benefit obligation                      (791)         (326)
Unrecognized net obligation                                              (1,508)         (717)
Unrecognized net gain                                                     2,213         1,008
Additional liability                                                        100            75
                                                                   --------------------------
Net domestic pension liability                                     $         14   $        40
                                                                   ==========================

Assumptions used in developing the domestic pension information were:

                                                             YEAR ENDED MARCH 31,
                                                    1997             1996             1995
                                              ---------------------------------------------------
Discount rate for obligation                        8.25%            8.00%            8.25%
Discount rate for expense                           8.00             8.25             7.50
Long-term rate of investment return                 8.50             8.50             8.50
Salary increase rate                                5.00             5.00             5.00



         Domestic employees are eligible to participate in savings plans, which include a 401(k) feature. The Company matches employee contributions 50% to 100%, in ranges of 3% to 6% of basic earnings. Employees vest in matching contributions after attaining three years of service. Company matching contributions were $556,000, $430,000 and $390,000 for fiscal 1997, 1996 and
1995, respectively.

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

Canadian pension expense includes the following components:


                                                         YEAR ENDED MARCH 31,
                                                1997           1996            1995
                                       --------------------------------------------
                                                            (In thousands)
DEFINED BENEFIT PLAN:

     Service cost                      $          132 $          110 $          107
     Interest cost                                225            182            158
     Actual return on assets                     (179)          (144)          (116)
     Net amortization                              74             57             54
                                       --------------------------------------------
                                                  252            205            203
Defined contribution plan                         255            234            229
                                       --------------------------------------------
Canadian pension expense               $          507 $          439 $          432
                                       ============================================

Accrued Canadian pension liability in the balance sheets is as follows:


                                                         MARCH 31,
                                                     1997           1996
                                              ----------------------------
                                                     (In thousands)
DEFINED BENEFIT PLAN:

Projected benefit obligation-fully vested     $       3,712  $       2,559
Plan assets at market value                           2,841          2,050
                                              ----------------------------
Unfunded projected benefit obligation                   871            509
Unrecognized net obligation                          (1,499)          (844)
Additional liability (included in
   postretirement and other benefits)                 1,499            844
                                              ----------------------------
Net Canadian pension liability                $         871  $         509
                                              ============================

         The Canadian pension information was developed using a discount rate and a long term rate of investment return of 8% in fiscal 1997 and 1996.

7.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS  OTHER THAN PENSION

Net postretirement benefit cost consisted of the following components:


                                                     YEAR ENDED MARCH 31,
                                                   1997      1996      1995
                                              ------------------------------
                                                            (In thousands)
Service cost                                  $     141  $     163 $     194
Interest cost                                       793        864       851
Amortization of negative plan  amendment           (718)      (645)     (507)
                                              ------------------------------
Total                                         $     216  $     382 $     538
                                              ==============================

         The Company's postretirement benefit plans are not funded. The status of the plans' accumulated postretirement benefit obligation is as follows:


                                                                MARCH 31,
                                                            1997        1996
                                                       ---------------------
                                                            (In thousands)
Retirees                                               $    5,161 $    5,539
Fully eligible active plan participants                     2,463      2,308
Other active plan participants                              2,453      3,340
Unrecognized net gain                                       2,650      2,191
Unrecognized prior service cost                             3,164      3,042
                                                       ---------------------
Total postretirement benefits                              15,891     16,420
Postemployment benefits                                       100        100
                                                       ---------------------
Total postretirement and postemployment benefits       $   15,991 $   16,520
                                                       =====================

         In fiscal 1994, the Company revised its agreement with the union at one of its plants to reduce the benefits to be in line with those at its other U.S. locations. Additionally, portions of the retired group exercised an irrevocable option to change to a comprehensive medical plan with capped employer contribution. The effect of these plan amendments was to reduce the total actuarial determined obligation by approximately $4.3 million. These amounts have been deferred and are being recognized as a reduction of the net postretirement benefit cost over eight years.

         The assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation as of March 31, 1997 was 10.5% for pre-age 65 payments (8.5% for post-age 65 payments) decreasing linearly each successive year until it reaches 5.5% in 2007 for pre-age 65 payments and 2003 for post-age 65 payments, after which it remains constant. A one percentage-point increase in assumed healthcare cost trend rate for each year would increase the accumulated postretirement benefit obligation and net postretirement benefit cost by approximately 2% and 12%, respectively. The assumed discount rate as of March 31, 1997 and 1996, used in determining the accumulated postretirement benefit obligation was 8.25% and 8.00%, respectively.

8.  MANAGEMENT INCENTIVE PROGRAMS

         The Company has a discretionary deferred compensation plan for certain key employees. The Company's policy is to expense and fund to a trust fund, annually, amounts for services rendered, $116,000, $141,000 and $256,000 in fiscal 1997, 1996, and 1995, respectively. The amounts vest 100%, five years from the grant date contingent upon continued employment or attainment of a normal retirement.

         The Company has two programs that provide for the grant of incentive awards including stock options or restricted stock to officers, key employees, and non-employee directors. In 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has not changed its method of accounting for stock-based compensation. Pro forma compensation costs for options granted in fiscal

1997 and 1996 determined under the requirements of SFAS No. 123 resulted in an immaterial reduction of net income and earnings per share for each year.

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


                                                                                          YEAR ENDED MARCH 31,
                                                                                   1997             1996           1995

                                                                           -----------------------------------------------
Outstanding at beginning of year                                                   375,000         210,000         210,000
Granted                                                                             22,500         165,000              --
                                                                           -----------------------------------------------
Outstanding at end of year (prices ranging from $5.75 to $10.00 per share)         397,500         375,000         210,000
                                                                           ===============================================
Exercisable at end of year                                                         160,000          50,000          17,500
Available for grant at end of year                                                 317,850         340,350         146,250

         The Company's Non-Employee Directors' Incentive Plan, which was adopted on March 3, 1994 and amended by the shareholders on July 20, 1996, provides for the issuance of shares to Directors (i) on a deferred basis, in lieu of payment of annual retainer fees and (ii) through options granted at the beginning of a director's terms or, on a discretionary basis, thereafter. The Plan reserves for issuance 60,000 shares for deferral elections and 100,000 shares for the granting of options. At the beginning of his or her term, each director is granted an option to purchase 10,000 shares at a price equal to the market price on the date of the grant, exercisable after three years or upon certain specified events, such as a sale or merger of the Company. Options grantable on a discretionary basis under the plan are exercisable no less than six months from the date of the grant. Deferral elections under the plan allow each eligible director to defer receipt of director fees in cash or common stock until a specified period after his or her resignation or certain other events, such as a sale or merger of the Company. Amounts deferred under this election were 5,581 shares in fiscal 1997 and 2,783 shares in fiscal 1996. Details of stock options under the plan are as follows:


                                                                                       YEAR ENDED MARCH 31,
                                                                           --------------------------------------
                                                                                  1997         1996         1995
                                                                           --------------------------------------
Outstanding at beginning of year                                                 65,000       30,000       30,000
Granted                                                                          10,000       35,000           --
                                                                           --------------------------------------
Outstanding at end of year (prices ranging from $5.75 to $10.00 per share)       75,000       65,000       30,000
                                                                           ======================================
Exercisable at end of year                                                       30,000           --           --
Available for grant at end of year                                               25,000       35,000        70000

9.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                              YEAR ENDED MARCH 31,
                                                      1997            1996          1995
                                                -----------------------------------------
CHANGES IN OPERATING ASSETS AND LIABILITIES                     (In thousands)
(Increase) decrease in assets:
     Receivables                                $      (1,325) $      5,371  $    (10,083)
     Inventories                                        5,110        11,356        (8,966)
     Prepaid expenses and  other assets                  (261)         (287)            2
Increase (decrease) in  liabilities:

     Accounts payable                                  (3,244)      (11,603)       19,396
     Other liabilities                                   (323)       (1,626)         (600)
                                                -----------------------------------------
                                                $         (43) $      3,211  $       (251)
                                                =========================================
Interest paid                                   $       3,904  $      3,811  $      3,316
                                                =========================================
Income taxes paid                               $         724  $      2,097  $      1,798
                                                =========================================


10.  COMMITMENTS AND CONTINGENCIES

         The Company leases certain facilities and various equipment under noncancelable leases expiring through February 2002. The future minimum obligations under noncancelable operating leases in effect at March 31, 1997 are: $696,000 in 1998, $551,000 in 1999, $458,000 in 2000, $429,000 in 2001,
and $318,000 thereafter. Total rental expense for operating leases was $914,000, $855,000, and $560,000 in fiscal 1997, 1996, and 1995, respectively.

         Certain claims, suits, and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, none of such claims, suits or complaints is material and in the aggregate they will not have a material adverse effect on the Company's results of operations or financial condition.

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table sets forth certain quarterly financial data.


                                                                            YEAR ENDED MARCH 31, 1997
                                              --------------------------------------------------------------------------------------
                                                                     (In thousands, except per share amounts)

                                                1ST QUARTER       2ND QUARTER       3RD QUARTER      4TH QUARTER       FISCAL YEAR

Net sales                                     $         62,405 $           71,646 $         73,162 $         78,811  $       286,024
Gross profit                                             6,438              6,308            5,248            5,897           23,891
Net income                                    $          1,405 $            1,011 $            437 $            512  $         3,365
                                              ======================================================================================
Net income per share                          $           0.20 $             0.14 $           0.06 $           0.07  $          0.47
                                              ======================================================================================



                                                                            YEAR ENDED MARCH 31, 1996
                                              --------------------------------------------------------------------------------------
                                                                     (In thousands, except per share amounts)

                                                1ST QUARTER       2ND QUARTER       3RD QUARTER      4TH QUARTER       FISCAL YEAR

Net sales                                     $         61,248 $           55,039 $         51,633 $         59,208  $       227,128
Gross profit                                             6,125              4,398            4,265            6,613           21,401
Net income                                    $          1,267 $              211 $            213 $          1,364  $         3,055
                                              ======================================================================================
Net income per share                          $           0.18 $             0.03 $           0.03 $           0.19  $          0.43
                                              ======================================================================================

                                                                     SCHEDULE II

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)
================================================================================



                                   Balance at    Charged to     Other        Deductions         Balance at
                                   ----------    ----------     -----        ----------         ----------
                                 April 1, 1994   Costs and                                    March 31, 1995
                                 -------------   ---------                                    --------------
              Description                        Expenses
              -----------                        --------

Allowance for doubtful accounts     $  474          $304          --          $ (99)(1)        $  679
Inventory aging reserves (2)        $1,083          $521          --             --            $1,604




                                   Balance at    Charged to     Other        Deductions         Balance at
                                   ----------    ----------     -----        ----------         ----------
                                 April 1, 1995   Costs and                                    March 31, 1996
                                 -------------   ---------                                    --------------
              Description                        Expenses
              -----------                        --------

Allowance for doubtful accounts     $  679          $537          --          $ (748)(1)       $  468
Inventory aging reserves (2)        $1,604            --          --          $ (110)(3)       $1,494



                                   Balance at   Charged to      Other        Deductions         Balance at
                                   ----------   ----------      -----        ----------         ----------
                                 April 1, 1996  Costs and                                     March 31, 1997
                                 -------------  ---------                                     --------------
              Description                       Expenses
              -----------                       --------

Allowance for doubtful accounts     $  468            --         $78(4)          --            $  546
Inventory aging reserves (2)        $1,494            --          --          $ (58)(3)        $1,436

(1) Deductions relate to write-off of specific accounts.
(2) To adjust specific inventory items to lower of cost or market value.  Reserve is reflected in appropriate inventory categories.
(3) Adjustments against the account for purposes provided.
(4) Reserves related to acquired businesses.

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

1.  Consolidated Financial Statements
    ---------------------------------

         Included under Item 8 of this report:
         Opinion of Independent Public Accountants.

         Consolidated Balance Sheets, March 31, 1997 and 1996

         Consolidated Statement of Operations for the each of the three years in the period ended March 31, 1997. Consolidated Statement of Shareholders' Equity for each of the three years in the period ended March 31, 1997. Notes to Consolidated Financial Statement for each of the three years in the period ended March 31, 1997.

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

3.  Exhibits
    --------

Exhibit No. and Description                                       Location
---------------------------                                       --------

(3)(i)(a)   Restated Certificate of Incorporation      Previously filed as Exhibit 3.1 to
            of Registrant                              the Company's Registration
                                                       Statement on Form S-1, which became
                                                       effective on March 21, 1994 at 4:00
                                                       p.m. (Commission File No. 33-74986)

(3)(i)(b)   Amendment to the Restated Certificate      Previously filed as Exhibit 3.3 to
            of Incorporation of Registrant             the Company's Registration
                                                       Statement on Form S-1, which became
                                                       effective on March 21, 1994 at 4:00
                                                       p.m. (Commission File No. 33-74986)

(3)(ii)     Amended By-Laws of Registrant              Previously filed as Exhibit E-1 to
                                                       the Company's 1994 Annual Report on
                                                       Form 10-K filed on June 29, 1994

(4)         Specimen stock certificate for the         Previously filed as Exhibit E-1 to
            Common Stock                               the Company's 1995 Annual Report on
                                                       Form 10-K filed on June 29, 1995

(10)(a)     Seconded Amended and Restated Credit       Previously filed as Exhibit E-1 to
            Facility and Security Agreement            the Company's Report on Form 10-Q
            between The Bank of New York and the       for the fiscal quarter ended
            Company, dated as of August 1, 1994,       September 30, 1994
            which amended and restated the Amended
            and Restated Discretionary Credit
            facility previously filed as Exhibit
            10.1 to the Company's Registration
            Statement on Form S-1 and listed as
            Exhibit 10(a) to the Company's Annual
            Report on Form 10K for the fiscal year
            ended March 31, 1994.

(10)(b)     Amendment No. 1 to Second Amended and      Previously filed as Exhibit E-1 to
            Restated Credit and Security Agreement     the Company's Report on Form 10Q
            between The Bank of New York and the       for the fiscal quarter ended June
            Company, dated as of June 30, 1995,        30, 1995.
            which amended the Second Amended and
            Restated Credit and Security
            Agreement.

(10)(c)     Cold Metal Canadian Subsidiary             Previously filed as Exhibit 3.1 to
            Guaranty Agreement, dated as of July       the Company's Registration
            31, 1987, between Irving Trust Company     Statement on Form S-1, which became
            (predecessor to The Bank of New York)      effective on March 21, 1994 at 4:00
            and Registrant's Canadian Subsidiary,      p.m. (Commission File No. 33-74986)
            Cold Metal Products Company, Ltd.

(10)(d)     Supply Agreement, dated February 1987,     Previously filed as Exhibit 10.3 to
            as amended June 20, 1989, December 31,     the Company's Registration
            1992 and December 31, 1993, subject to     Statement on Form S-1, which became
            request for confidential treatment         effective on March 21, 1994 at 4:00
                                                       p.m. (Commission File No. 33-74986)

(10)(e)     Tax Sharing and Indemnification           Previously filed as Exhibit 10.5 to
            Agreement, dated January 31, 1994,        the Company's Registration
            among Registrant and its affiliates       Statement on Form S-1, which became
                                                      effective on March 21, 1994 at 4:00
                                                      p.m. (Commission File No. 33-74986)

(10)(f)     Special Incentive Compensation Plan of    Previously filed as Exhibit 10.10
            Registrant, effective December 1, 1993    to the Company's Registration
                                                      Statement on Form S-1, which became
                                                      effective on March 21, 1994 at 4:00
                                                      p.m. (Commission File No. 33-74986)

(10)(g)     Special Incentive Compensation Plan       Previously filed as Exhibit 10.11
            Trust Agreement, dated January 28,        to the Company's Registration
            1994                                      Statement on Form S-1, which became
                                                      effective on March 21, 1994 at 4:00
                                                      p.m. (Commission File No. 33-74986)

(10)(h)     Amended and Restated 1994 Incentive       Previously filed as Exhibit A to
            Program                                   the Company's 1995 Proxy Statement
                                                      filed on June 22, 1995.

(10)(i)     Share Purchase and Loan Agreement,        Previously filed as Exhibit 10.13
            dated December 30, 1993, among Cold       to the Company's Registration
            Metal Products Company, Ltd., Lance       Statement on Form S-1, which became
            and Mara Dunlap, 955404 Ontario, Inc.     effective on March 21, 1994 at 4:00
            and Direct Steel, Inc.                    p.m. (Commission File No. 33-74986)

(10)(j)     Share Purchase and Loan Amendment.        Previously filed as Exhibit E-5 to
            Agreement dated March 23, 1994 among      the Company's 1994 Annual Report on
            Cold Metal Products Company, Ltd.,        Form 10-K filed on June 29, 1994
            Lance and Mara Dunlap, 955404 Ontario
            Inc. and Direct Steel, Inc.

(10)(k)     Shareholders Agreement, dated March       Previously filed as Exhibit E-6 to
            23, 1994, Cold Metal Products Company,    the Company's 1994 Annual Report on
            Ltd. Lance and Mara Dunlap, 955404        Form 10-K filed on June 29, 1994
            Ontario Inc. and Direct Steel, Inc.

(10)(l)     Supply Agreement, dated March 23,         Previously filed as Exhibit E-7 to
            1994, between Cold Metal Products         the Company's 1994 Annual Report on
            Company, Ltd. and Direct Steel, Inc.      Form 10-K filed on June 29, 1994

(10)(m)     Agreement between Registrant and The      Previously filed as Exhibit 10.20
            Stanley Works, dated February 17, 1994    to the Company's Registration
                                                      Statement on Form S-1, which became
                                                      effective on March 21, 1994 at 4:00
                                                      p.m. (Commission File No. 33-74986)

(10)(n)     Amended and Restated Non-Employee         Previously filed as Exhibit B to
            Directors' Incentive Plan                 the Company's 1995 Proxy Statement
                                                      filed on June 22, 1995.

(10)(o)     Master Equipment Lease Agreement,         Previously filed as Exhibit E-2 to
            Equipment Schedule No. 01 and related     the Company's 1995 Annual Report on
            addenda between Cold Metal Products,      Form 10-K filed on June 29, 1995.
            Inc. and KeyCorp Leasing Ltd.

(10)(p)     Russell Metal, Inc. and Cold Metal        Previously filed as an exhibit to
            Products Company, Ltd. Asset Purchase     the Company's Report on Form 10-Q
            Agreement dated 10/21/96.                 for the fiscal quarter ended
                                                      December 31, 1996.

(10)(q)     Credit Agreement between Direct Steel,    Previously filed as an exhibit to
            Inc. and BNY Financial                    the Company's Report on Form 10-Q
            Corporation-Canada.                       for the fiscal quarter ended
                                                      December 31, 1996.

(10)(r)     Loan Agreement between Cold Metal         Previously filed as an exhibit to
            Products, Inc. and The CIT                the Company's Report on Form 10-Q
            Group/Equipment Financing, Inc.           for the fiscal quarter ended
                                                      December 31, 1996.

(10)(s)     Amendment No.2 to Second Amended and      Previously filed as an exhibit to
            Restated Credit and Security Agreement    the Company's Report on Form 10-Q
            between Cold Metal Products, Inc. and     for the fiscal quarter ended
            The Bank of New York.                     December 31, 1996.

(10)(t)     Amendment No. 3 to Second Amended and     Exhibit (10)(t) hereto.
            Restated Credit and Security Agreement
            between Cold Metal Products, Inc. and
            The Bank of New York.

(21)        Subsidiary of Registrant.                 Previously filed as Exhibit 21.1 to
                                                      the Company's Registration
                                                      Statement on Form S-1, which became
                                                      effective on March 21, 1994 at 4:00
                                                      p.m. (Commission File No.
                                                      33-74986.)

(23)        Independent Auditors' Consent.            Exhibit 23 hereto.

(27)        Financial Data Schedule.                  Exhibit 27 hereto.

(b)  Reports on Form 8-K

      The Company filed a Current Report of From 8-K on July 3, 1996, and Form 8K-A amendment 1 dated August 27, 1996, and amendment 2 dated September 27, 1996 to report its purchase of the remaining outstanding shares of stock of Direct Steel, Inc.

(c)  Exhibits Required by Item 601 of Regulation S-K

      Exhibits 3 (i)(a)-(b), (10)(c)-(g), (10)(i), (10)(m), and (21) are
incorporated herein by reference to the Company's Registration Statement on Form S-1, which was previously filed and became effective on March 21, 1994 at 4:00 p.m. (Commission file No. 33-74986.) Exhibits (3)(ii), and (10)(j)-(l), are incorporated herein by reference to the Company's Annual Report on Form 10-K (Commission file No. 1- 12870) for the fiscal year ended March 31, 1994. Exhibit (10)(a) is incorporated herein by reference to the Company's Report on Form 10-Q (Commission file No. 1-12870) for the fiscal quarter ended September 30, 1994. Exhibits 4, and (10)(o), are incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995. Exhibit (10)(b) is incorporated herein by reference to the Company's Report on Form 10-Q for the fiscal quarter ended September 30, 1995. Exhibits (10)(h) and
(10)(n) are incorporated herein by reference to the Company's 1995 Proxy Statement filed on June 22, 1995. Exhibits (10)(p)-(s) are incorporated herein by reference to the

Company's Report on Form 10-Q (Commissions file No. 1-12870) for the fiscal quarter ended December 31, 1996. The remaining exhibits are contained herein.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            COLD METAL PRODUCTS, INC.

June 23, 1997               By  /s/ James R. Harpster
                            ---------------------
                                James R. Harpster
                                President and Chief Executive Officer

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 23, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ R. Quintus Anderson                  Chairman of the Board of Directors
-------------------------------
R. Quintus Anderson

/s/ James R. Harpster                    President, Chief Executive Officer
-------------------------------          and Director(Principal Executive
James R. Harpster                        Officer)

/s/ Heidi A. Nauleau                     Director
-------------------------------
Heidi A. Nauleau

/s/ Gordon A. Wilber                     Director
-------------------------------
Gordon A. Wilber

/s/ Wilbur J. Berner                     Director
-------------------------------
Wilbur J. Berner

/s/ Claude F. Kronk                      Director
-------------------------------
Claude F. Kronk

/s/ Robert D. Neary                      Director
-------------------------------
Robert  D. Neary

/s/ Edwin H. Gott, Jr.                   Director
-------------------------------
Edwin H. Gott, Jr.

/s/ Peter B. Sullivan                    Director
-------------------------------
Peter B. Sullivan

/s/ John E. Sloe                         Vice President, Chief Financial Officer
-------------------------------          (Principal Financial and Accounting
John E. Sloe                             Officer)