Form 10-K/A
period 1997-03-31
COLD METAL PRODUCTS INC
filed 1997-08-12
CIK 918653

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                Annual Report Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

    For the fiscal year ended March 31, 1997. Commission file number I-12870

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

       Registrant's telephone number, including area code: (330) 758-1194

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                 Name of Each Exchange on Which Registered
-------------------                 ----------------------------------------
Common Shares                              New York Stock Exchange, Inc.
Par Value $.01

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                      ----
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting common shares, $.01 par value, held by nonaffiliates of the registrant as computed by reference to the closing price on the New York Stock Exchange on June 13, 1997 was $19,174,375.

The number of shares of Registrant's Common Stock, par value $.01 per share, outstanding as of June 13, 1997 was 7,162,250.

This instrument constitutes Amendment No. 1 to Form 10-K for the fiscal year ended March 31, 1997. Item 12 of Form 10-K for the fiscal year ended March 31, 1997 as previously filed with the Securities and Exchange Commission is hereby amended and restated to read in its entirety as follows:

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN BUSINESS RELATIONSHIPS

         The following table sets forth certain information with respect to the beneficial ownership of the Common Stock as of May 31, 1997 by (i) each Director, (ii) Chief Executive Officer and each of the five other Executive Officers of the Company who were highest paid, (iii) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock and (iv) all Directors and Executive Officers as a group.

                                                                           Common Stock
                                                                 Beneficially Owned (1) (8) (9) (10)
                                                                 -----------------------------------
      Name of Beneficial Owner                                         Number           Percent
      ------------------------                                         ------           -------
Management
----------
      R. Quintus Anderson (2)(3) ................................     3,676,000           51.3
      James R. Harpster (2)(4)  .................................       240,050            3.3
      Gordon A. Wilbur (2)(4)  ..................................       179,300            2.5
      Allen R. Morrow (4)(5)  ...................................        92,900            1.3
      John E. Sloe (5) ..........................................         1,000             *
      Jack Watson (4)(5)  .......................................        15,000             .2
      Heidi A. Nauleau (2)(4)(6)   ..............................         7,700             .1
      Wilbur J. Berner (7) ......................................        20,000             .3
      Claude F. Kronk (4)(7)  ...................................        12,000             .2
      Robert D. Neary (4)(7)  ...................................        15,000             .2
      Edwin H. Gott, Jr. (7) ....................................        13,000             .2
      Peter Sullivan (7) ........................................         1,500             *
      All Directors and Executive Officers as a group
      (13 persons) (3)(4)  ......................................     4,288,450           58.8

Others
------
      FMR Corp. (8) .............................................       716,200           10.0
      82 Devonshire Street
      Boston, MA 02109

      T. Rowe Price Associates, Inc. (9) ........................       524,700            7.3
      100 E. Pratt Street
      Baltimore MD 21202

      Quaker Capital Management Corp. (10) ......................       475,000            6.6
      The Arrott Building
      401 Wood Street, Suite 1300
      Pittsburg, PA 15222-1824

(1) The named shareholders have sole voting and investment power with respect to all shares shown as being beneficially owned by them, except as otherwise indicated.

(2)  Is a Director and an Executive Officer of the Company.

(3) Includes 3,662,500 shares of Common Stock owned of record by Aarque Capital Corporation, which was founded and is controlled by R. Quintus Anderson. Mr. Anderson is able to direct all decisions regarding investment and voting of the shares of the Company's Common Stock owned by Aarque Capital Corporation. The address of Mr. Anderson and Aarque Capital Corporation is 111 West Second Street, Jamestown, New York 14702.

(4) Pursuant to grants under the Company's 1994 Incentive Program, the following named Executive Officers have options exercisable before September 25, 1997 to purchase the following numbers of shares of the Company's Common Stock at the exercise price of $10 per share: Mr. Harpster
     - 30,000; Mr. Wilber - 22,500; Mr. Morrow - 15,000; Mr. Watson - 15,000.
     Pursuant to grants under the Company's Non-Employee Directors' Incentive Plan each of Messrs Kronk, Neary and Berner has a presently exercisable option to purchase 10,000 shares of the Company's Common Stock at the exercise price of $10 per share. Mrs. Nauleau, Secretary and a Director, has a presently exercisable option to purchase 7,500 shares at the same price, issued pursuant to the Company's 1994 Incentive Program. Beneficial ownership shown includes all shares covered by options exercisable before September 25, 1997 issued to Directors or officers of the Company.

(5)  Is an Executive Officer of the Company.

(6) Excludes shares owned by Aarque Capital Corporation or R. Quintus Anderson. Mrs. Nauleau is the daughter of Mr. Anderson. She disclaims beneficial ownership of shares owned by Aarque Capital Corporation or Mr.Anderson

(7)  Is a Director of the Company.

(8) According to a Schedule 13G/A Fidelity Low-Price Stock Fund, an investment company affiliated with FMR Corp. owned 536,300 or 7.49% of Company's outstanding shares on December 31, 1996. FMR Corp. and its affiliates have the power to direct the disposition of 716,200 shares but do not have the sole power to vote any shares of the Company's Common Stock.

(9) According to a Form 13G/A, these securities are owned by various individual and institutional investors which T. Rowe Price Associates, Inc. (Price Associates) serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(10) According to a Form 13G/A, the shares indicated as beneficially owned are owned by various investment advisory clients over which Quaker Capital Management Corporation has discretionary authority. Quaker Capital Management Corporation shares voting and dispositive power over all of such shares and disclaims beneficial ownership of any such shares.

*    Less than 0.1%

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of July 30, 1997, by the following persons on behalf of the Registrant by the undersigned as duly authorized representative.

                                  COLD METAL PRODUCTS, INC.
                                         (Registrant)


/s/ John E. Sloe                  Vice President, Chief Financial Officer
--------------------------        (Principal Financial and Accounting Officer)
John E. Sloe