Form 10-Q
period 1997-06-30
COLD METAL PRODUCTS INC
filed 1997-08-13
CIK 918653

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30,  1997

                           or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES

    For the transition period from ___________________to____________________

                         Commission file number 1-12870

                            COLD METAL PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

NEW YORK                                   16-1144965
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)

8526 SOUTH AVENUE, YOUNGSTOWN, OHIO        44514
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

Number of shares of Common Stock outstanding as of July 21, 1997:  7,160,250

                            COLD METAL PRODUCTS, INC.
                                  SEC FORM 10-Q
                           Quarter Ended June 30, 1997

                                      Index
                                      -----

                                                                                                                     Page No.

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations ....................................................................................3
Consolidated Balance Sheets...............................................................................................4
Consolidated Statements of Cash Flows.....................................................................................5
Notes to Condensed Consolidated Financial Statements......................................................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............................8

PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings .............................................................................................10
Item 2.   Changes in Securities..........................................................................................10
Item 3.   Defaults Upon Senior Securities................................................................................10
Item 4.   Submission of Matters to a Vote of Securities Holders..........................................................10
Item 5.   Other Information..............................................................................................10
Item 6.   Exhibits and Reports on Form 8-K...............................................................................10
Signatures        .......................................................................................................10

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                      Three Months Ended June 30,
                                                      ---------------------------
                                                          1997           1996
                                                          ----           ----
Net sales                                              $   78,232     $   62,405
                                                       ----------     ----------
Cost of sales                                              72,239         55,967
                                                       ----------     ----------
Gross profit                                                5,993          6,438

Selling, general, and administrative expenses               4,104          3,811

Income from equity investment                                --               28

Interest expense                                            1,137            505
                                                       ----------     ----------
Income before income taxes                                    752          2,150

Income taxes                                                  273            745
                                                       ----------     ----------
Net income                                             $      479     $    1,405
                                                       ==========     ==========

Per common share data:

Net income                                             $     0.07     $     0.20
                                                       ==========     ==========

Weighted average common shares outstanding              7,162,118      7,162,250
                                                       ==========     ==========


                See notes to consolidated financial statements.

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            June 30,   March 31,
                                                            --------   ---------
                                                              1997        1997
                                                              ----        ----
Assets:

Cash                                                       $   1,940    $     898

Receivables                                                   41,955       41,386

Inventories                                                   53,357       50,104

Prepaid and other current assets                               2,102        2,090
                                                           ---------    ---------
            Total current assets                              99,354       94,478

Property, plant  and equipment - at cost                      79,340       78,233

Less accumulated depreciation                                (30,716)     (29,475)
                                                           ---------    ---------
            Property, plant and equipment - net               48,624       48,758
Other assets                                                   9,839        9,798
                                                           ---------    ---------
            Total assets                                   $ 157,817    $ 153,034
                                                           =========    =========

Liabilities and shareholders' equity:

Revolving line of credit                                   $  16,971    $  13,192

Accounts payable                                              31,530       29,322

Other current liabilities                                      7,300        8,545
                                                           ---------    ---------
            Total current liabilities                         55,801       51,059

Long-term debt                                                47,949       48,330

Postretirement benefits                                       18,342       18,451

Shareholders' equity:

Common stock, $.01 par value; 15,000,000 shares
  authorized, 7,532,250 shares issued                             75           75

Additional paid-in capital                                    25,350       25,330

Retained earnings                                             16,391       15,912
Cumulative translation adjustment                             (2,606)      (2,649)

Less treasury stock, 372,000 and 370,000 shares, at cost      (3,485)      (3,474)
                                                           ---------    ---------
            Total shareholders' equity                        35,725       35,194
                                                           ---------    ---------
            Total liabilities and shareholders' equity     $ 157,817    $ 153,034
                                                           =========    =========

                 See notes to consolidated financial statements.

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                        Three Months Ended June 30,
                                                        ---------------------------
                                                             1997        1996
                                                             ----        ----
Cash flows from operating activities:

   Net income                                              $    479    $  1,405

   Adjustments to reconcile net income to net cash provided by (used in) operating activities:

     Equity investment                                         --           (28)

     Depreciation and amortization                            1,251         686

     Deferred income taxes                                     --          --

     Deferred directors' fees                                    20        --

   Changes in operating assets and liabilities:

        Accounts receivable                                    (546)        (16)

        Inventory                                            (3,216)      3,814

        Accounts payable                                      2,182      (2,848)

        Accrued expense and other                            (1,422)       (753)
                                                           --------    --------
     Net cash provided by (used in) operating activities     (1,252)      2,260

Cash flows from investing activities:

   Additions to property, plant and equipment                (1,087)     (4,380)

   Acquisition                                                 --        (2,609)
                                                           --------    --------
    Net cash used in investing activities                    (1,087)     (6,989)

Cash flows from financing activities:

   Payments of term loans                                      (353)       --

   Proceeds from other debt                                  60,469      47,392

   Payments of other debt                                   (56,727)    (43,015)

   Acquisition of treasury stock                                (11)       --
                                                           --------    --------
     Net cash provided by financing activities                3,378       4,377

Net decrease in cash                                          1,039        (352)

Effect of translation adjustment                                  3         (30)

Cash at beginning of period                                     898       2,318
                                                           --------    --------
Cash  at end of period                                     $  1,940    $  1,936
                                                           ========    ========


                 See notes to consolidated financial statements.

                            COLD METAL PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  OPINION OF MANAGEMENT

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Cold Metal Products, Inc. and subsidiary (the Company) as of June 30, 1997 and March 31, 1997, the results of operations for the three month periods ended June 30, 1997 and 1996, and changes in cash flows for the three months ended June 30, 1997 and 1996. The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and therefore, should be read in conjunction with the audited consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended March 31, 1997.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which is effective for financial statements issued for periods ending after December 15, 1997. The Company does not expect SFAS No. 128 to have a material effect on the computation of earnings per share.

NOTE 2. RESULTS OF FOREIGN OPERATIONS

Net sales, operating income, and net income, respectively, of the Company's Canadian operations were $45.0 million, $1.7 million and $800,000 for the quarter ended June 30, 1997, and $29.2 million, $1.3 million and $690,000 for the quarter ended June 30, 1996.

NOTE 3.  PER SHARE CALCULATIONS

Primary earnings per common share have been computed based upon the average weighted outstanding shares of 7,162,118 for the three months ended June 30,1997 and 7,162,250 for the three month period ended June 30,1996.

NOTE 4.  INVENTORIES

Inventories are classified as follows:

                             June 30,  March 31,
                             --------  --------
                               1997      1997
                               ----      ----
                               (In thousands)
Raw Materials                $31,034   $ 28,209
Work-in-process               16,188     15,048
Finished goods                 6,135      6,847
                             -------   --------
Total inventories            $53,357   $ 50,104
                             =======   ========

NOTE 5. DIRECTORS' INCENTIVE PLAN

In accordance with Non-Employee Directors' Incentive Plan, two directors have elected to receive shares of stock on a deferred basis in lieu of cash payments of their 1998 annual retainer fee. As of June 30,

1997, a total of 12,364 of the 60,000 shares reserved under the Plan for such deferral elections, was committed to be issued at the end of the deferment period, which is a specified period after the Director's resignation or certain other events, such as a sale or merger of the Company

NOTE 6.  COMMON STOCK

Under a stock repurchase program authorized by the Company's Board of Directors, the Company purchased 2,000 shares of treasury stock in June 1997, for a total of $11,000. Current financing agreements allow for the repurchase of stock not to exceed an aggregate amount of $1.0 million. The aggregate amount purchased by the Company under the program to date totals $405,000.

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

Results of Operations
---------------------

         The following table presents the Company's results of operations as a percentage of net sales:

                                              Quarter Ended June 30,
                                              ----------------------
                                                  1997      1996
                                                  ----      ----
Net sales                                        100.0%    100.0%
Cost of sales                                     92.3      89.7
                                                ------    ------
Gross profit                                       7.7      10.3

Selling, general, and administrative expenses      5.3       6.1

Income from equity investment                     --         0.0

Interest expense                                   1.4       0.8
                                                ------    ------
Income before income taxes                         1.0       3.4

Income taxes                                       0.4       1.2
                                                ------    ------
Net income                                         0.6%      2.2%
                                                ======    ======


         Net sales for the three-months ended June 30, 1997 were $78.2 million, representing a $15.8 million or 25.4% increase from the corresponding three months ended June 30, 1996. The increase was mainly attributable to the consolidation of sales of Direct Steel, which became a wholly owned subsidiary of the Company in June 1996. Excluding this effect, the Company's sales increased $3.9 million, or 6.3%. Volume of tons shipped excluding the Direct Steel effect was up 10%, accounting for a $6.4 million sales increase, offset by an aggregate decrease in sales dollars per ton of $2.5 million due to a decline in average selling price which resulted from a mix shift to products yielding lower revenue per ton.

         Gross profit for the three months ended June 30, 1997 was $6.0 million or 7.7% of net sales, compared to $6.4 million or 10.3% of net sales for the three months ended June 30, 1996. Gross profit was affected by ramp-up costs and lower sales volume of approximately $765,000 at the Company's expanded facility in Ottawa, Ohio and the consolidation of Direct Steel's sales which generally carry lower margins. Additionally, raw material price increases and less favorable product mix also impacted the current period margins.

         Selling and administrative costs of $4.1 million in the quarter ended June 30, 1997 represented 5.3% of sales as compared to $3.8 million in the quarter ended June 30, 1996, which represented 6.1% of sales. The increased amount is due to the consolidation of Direct Steel's results for the full quarter in the current year, compared with consolidation of twelve days in the quarter ended June 30. 1996, while the percentage decrease reflected the increased sales.

         Income from equity investment at Direct Steel was $28,000 in the prior year quarter. Subsequent to June 18, 1996, its operations were consolidated with the Company's and no longer reported as income from equity investment.

         Interest expense was $1.1 million or 1.4% of net sales for the three months ended June 30, 1997 as compared to $505,000 or .8% of net sales in the first quarter of fiscal year 1997. Interest costs for the current year quarter include $467,000 of costs associated with the Ottawa expansion project. In the prior year quarter, interest costs associated with the project were capitalized. Additional increase in interest costs in the current quarter resulted from acquisition activity during fiscal 1997.

         Income before taxes was $752,000 or 1.0% of net sales for the three months ended June 30, 1997. This was a decrease of $1.4 million over the income before taxes in the three month period ending June 30, 1996. The income before taxes for the three months ended June 30, 1996 was $2.1 million, or 3.4% of net sales.

         Income taxes for the three month period ended June 30, 1997 were $273,000, or .4% of net sales compared to $745,000, or 1.2% of net sales for the same period ended June 30, 1996. The effective tax rate was 36.3% in the first quarter of fiscal year 1997 compared with a 34.7% rate for the prior year period.

         Net income for the three months ended June 30, 1997 was $479,000, or $.07 per share based on 7,162,118 shares as compared to $1.4 million, or $.20 per share based on 7,162,250 shares for the three months ended June 30, 1996. The Company expects that net income for fiscal 1998 will continue to reflect operation of the expanded Ottawa facility at below break-even levels until the third or fourth quarter of the fiscal year.

Liquidity and Capital Resources
-------------------------------

         Net cash used by operating activities was $1.3 million for the three months ended June 30, 1997, reflecting cash provided from net income and non-cash depreciation charges, and cash used by changes in working capital. Changes in working capital reflected an increase in inventory levels during the quarter somewhat offset by a corresponding increase in accounts payable and a decrease in accrued expenses as a result of normal timing for pay-outs of year-end accrual items such as payroll bonuses.

         Cash used in investing activities was $1.0 million for the three months ended June 30, 1997, reflecting spending for capital projects during the quarter.

         Cash flows from financing activities provided $3.4 million for the three months ended June 30, 1997. The Company's various bank lending arrangements provide a maximum borrowing availability of approximately $90.9 million of which $64.9 million was outstanding at June 30, 1997.

          Management expects that cash generated from operating activities and its borrowing capacity will be sufficient to meet planned capital expenditure needs and other cash requirements for the next twelve months. As the Company pursues its growth strategy of expanding through core business acquisitions, capital requirements may change, and the Company may from time to time seek additional financing.

PART II.  OTHER INFORMATION
ITEM  1.  LEGAL PROCEEDINGS
There are no legal proceedings to be reported.

ITEM 2. CHANGE IN SECURITIES
There have been no changes in securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
There have been no defaults upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
There were no submissions of matters to a vote of the shareholders in the quarter ended June 30, 1997.

ITEM 5. OTHER INFORMATION
There is no other information to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a)      Exhibits:
         (10)(u) Amendment No. 4 to Second Amended and Restated Credit and Security Agreement
         (27)     Financial Data Schedule

(b)      Reports on Form 8-K:  None

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

                               Cold Metal Products, Inc.
                                         (Registrant)

                               /s/ James R. Harpster
                               ---------------------
                               James R. Harpster
                               President, Chief Executive Officer

                               /s/ John E. Sloe
                               ---------------------
                               John E. Sloe
                               Vice-President, Chief Financial Officer
                               (Principal Financial and Accounting Officer)

July 31, 1997