Form 10-Q
period 1997-09-30
COLD METAL PRODUCTS INC
filed 1997-11-12
CIK 918653

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1997

                           or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the transition period from ___________________to____________________


                         Commission file number 1-12870

                            COLD METAL PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

NEW YORK                                        16-1144965
(State or other jurisdiction                    (I.R.S. Employer Identification
of incorporation or organization)               No.)

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

Number of shares of Common Stock outstanding as of October 31, 1997:  7,149,250

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                                  SEC FORM 10-Q
                        Quarter Ended September 30, 1997





                                      Index
                                      -----

                                                                                                                Page No.
PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Statements of Operations .........................................................................3
Condensed Consolidated Balance Sheets....................................................................................4
Condensed Consolidated Statements of Cash Flows..........................................................................5
Notes to Condensed Consolidated Financial Statements.....................................................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............................8


PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings ............................................................................................11
Item 2.   Changes in Securities.........................................................................................11
Item 3.   Defaults Upon Senior Securities...............................................................................11
Item 4.   Submission of Matters to a Vote of Securities Holders.........................................................11
Item 5.   Other Information.............................................................................................11
Item 6.   Exhibits and Reports on Form 8-K..............................................................................11
Signatures .............................................................................................................12

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                             Three Months Ended                      Six Months Ended
                                                             ------------------                      ----------------
                                                                September 30,                           September 30,
                                                                -------------                           -------------
                                                           1997                1996               1997                1996
                                                           ----               -----               ----                ----

Net sales                                             $        73,694    $        71,646     $       151,926     $       134,051
Cost of sales                                                  67,297             65,338             139,536             121,305
                                                      ---------------    ---------------     ---------------     ---------------
Gross profit                                                    6,397              6,308              12,390              12,746

Selling, general, and administrative expenses                   4,316              4,078               8,420               7,889
Income from equity investment                                       -                -                     -                  28
Interest expense                                                1,163                650               2,300               1,155
                                                      ---------------    ---------------     ---------------     ---------------
Income before income taxes                                        918              1,580               1,670               3,730
Income taxes                                                      333                569                 606               1,314
                                                      ---------------    ---------------     ---------------     ---------------
Net income                                            $           585    $         1,011     $         1,064     $         2,416
                                                      ===============    ===============     ===============     ===============

Per common share data:
Net income                                            $          0.08    $          0.14     $          0.15     $          0.34
                                                      ===============    ===============     ===============     ===============

Weighted average common shares outstanding                  7,157,109          7,162,250           7,159,600           7,162,250
                                                      ===============    ===============     ===============     ===============



            See notes to condensed consolidated financial statements.

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                          September 30,             March 31,
                                                                          -------------             ---------
                                                                               1997                     1997
                                                                               ----                     ----

ASSETS:
Cash                                                                   $             1,456      $              898
Receivables                                                                         42,064                  41,386
Inventories                                                                         52,299                  50,104
Prepaid and other current assets                                                     2,253                   2,090
                                                                       -------------------      ------------------
            Total current assets                                                    98,072                  94,478
Property, plant  and equipment - at cost                                            80,093                  78,233
Less accumulated depreciation                                                      (31,813)                (29,475)
                                                                       -------------------      ------------------
            Property, plant and equipment - net                                     48,280                  48,758
Other assets                                                                        11,354                   9,798
                                                                       -------------------      ------------------
            Total assets                                               $           157,706      $          153,034
                                                                       ===================      ==================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Revolving line of credit - current portion                             $            17,031      $           13,192
Accounts payable                                                                    29,580                  29,322
Other current liabilities                                                            9,081                   8,545
                                                                       -------------------      ------------------
            Total current liabilities                                               55,692                  51,059
Long-term debt                                                                      47,558                  48,330
Postretirement benefits                                                             18,284                  18,451
Shareholders' equity:
Common stock, $.01 par value; 15,000,000 shares
  authorized, 7,532,250 shares issued                                                   75                      75
Additional paid-in capital                                                          25,350                  25,330
Retained earnings                                                                   16,976                  15,912
Cumulative translation adjustment                                                   (2,685)                 (2,649)
Less treasury stock, 382,000 and 370,000 shares, at cost                            (3,544)                 (3,474)
                                                                       -------------------      ------------------
            Total shareholders' equity                                              36,172                  35,194
                                                                       -------------------      ------------------
            Total liabilities and shareholders' equity                 $           157,706      $          153,034
                                                                       ===================      ==================



            See notes to condensed consolidated financial statements

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                Six Months Ended September 30,
                                                                                ------------------------------
                                                                                   1997                  1996
                                                                                   ----                  ----
CASH FLOWS (FOR) FROM OPERATING ACTIVITIES:
   Net income                                                               $          1,064       $         2,416
   Adjustments to reconcile net income to cash
       provided by (used in) operating activities:
     Equity investment                                                                   ---                   (28)
     Depreciation and amortization                                                     2,392                 1,437
     Deferred directors' fees                                                             20                    30
     Changes in operating assets and liabilities:
        Accounts receivable                                                             (708)                  602
        Inventory                                                                     (2,219)                6,824
        Accounts payable                                                                 279                (6,103)
        Accrued expense and other                                                     (1,389)                  456
                                                                            ----------------       ---------------
   Net cash provided by (used in) operating activities                                  (561)                5,634

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                         (1,896)               (9,887)
   Acquisition                                                                           ---                (2,609)
                                                                            ----------------       ---------------
   Net cash used in investing activities                                              (1,896)              (12,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of term loans                                                                (715)                  ---
   Proceeds from revolving line of credit                                            113,392               104,915
                                                                                     -------               -------
   Payments of revolving line of credit                                             (109,592)              (96,220)
   Treasury stock acquisition                                                            (70)                  ---
                                                                            ----------------       ---------------
     Net cash provided by financing activities                                         3,015                 8,695

Net increase in cash                                                                     558                 1,833
Effect of translation adjustment                                                         ---                   (23)
Cash at beginning of period                                                              898                 2,318
                                                                            ----------------       ---------------
Cash at end of period                                                       $          1,456       $         4,128
                                                                            ================       ===============


            See notes to condensed consolidated financial statements.

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  OPINION OF MANAGEMENT

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Cold Metal Products, Inc. and Subsidiary (the Company) as of September 30, 1997 and March 31, 1997, the results of operations for the three month and six month periods ended September 30, 1997 and 1996, and changes in cash flows for the six months ended September 30, 1997 and 1996. The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the audited consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended March 31, 1997.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," effective for periods ending after December 15, 1997. SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" have also been issued and are effective for fiscal years beginning after December 15, 1997. The Company does not expect SFAS No. 128, SFAS No. 130, or SFAS No. 131 to have a material effect on the Company's financial position or results of operations.

NOTE 2.  RESULTS OF FOREIGN OPERATIONS

Net sales, operating income, and net income, respectively, of the Company's Canadian subsidiary were $41.5 million, $2.0 million, and $970,000 for the quarter ended September 30, 1997, and $40.2 million, $1.6 million, and $736,000 for the quarter ended September 30, 1996. Comparable net sales, operating income, and net income, respectively, for the six months ended September 30, 1997 were $86.4 million, $3.7 million, and $1.8 million and for the six months ended September 30, 1996, $69.3 million, $2.9 million, and $1.4 million.

NOTE 3.  PER SHARE CALCULATIONS

Primary earnings per common share have been computed based upon the average weighted outstanding shares of 7,157,109 for the three months ended September 30, 1997, and 7,159,600 for the six months ended September 30, 1997. Primary earnings per common share have been computed based upon the average weighted outstanding shares of 7,162,250 for the three month and six month periods ended September 30, 1996.

NOTE 4.  INVENTORIES

Inventories are classified as follows:



                                     September 30,        March 31,
                                     -------------        ---------
                                         1997               1997
                                         ----               ----
                                           (In thousands)
Raw Materials                      $        28,626    $          28,209
Work-in-process                             16,366               15,048
Finished goods                               7,307                6,847
                                   ------------------------------------
Total inventories                  $        52,299    $          50,104
                                   ====================================



NOTE 5.  DIRECTORS' INCENTIVE PLAN

In accordance with the Non-Employee Directors' Incentive Plan, three directors have elected to receive shares of stock on a deferred basis in lieu of cash payments of their fiscal 1998 annual retainer fee. As of September 30, 1997, a total of 12,364 shares of the 60,000 shares reserved under the Plan for such deferral elections, was committed to be issued at the end of the deferment period, which is a specified period after the Director's resignation or certain other events, such as a sale or merger of the Company.


NOTE 6. COMMON STOCK

Under a stock repurchase program authorized by the Company's Board of Directors, the Company purchased 12,000 shares of treasury stock in the six month period ending September 30, 1997, for a total of $70,000. Current financing agreements allow for the repurchase of stock not to exceed an aggregate amount of $1.0 million. The aggregate amount purchased by the Company under the program to date totals $464,000.

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

Results of Operations
---------------------

         The following table presents the Company's results of operations as a percentage of net sales:


                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                               1997            1996            1997            1996
Net sales                                     100.0%          100.0%          100.0%          100.0%
Cost of sales                                  91.3            91.2            91.8            90.5
                                            ---------------------------------------------------------
Gross profit                                    8.7             8.8             8.2             9.5
Selling, general, and administrative
expenses                                        5.9             5.7             5.6             5.9
Income from equity investment                   0.0             0.0             0.0             0.0
Interest expense                                1.6             0.9             1.5             0.8
                                            ---------------------------------------------------------
Income before income taxes                      1.2             2.2             1.1             2.8
Income taxes                                    0.4             0.8             0.4             1.0
                                            ---------------------------------------------------------
Net income                                      0.8%            1.4%            0.7%            1.8%
                                            ---------------------------------------------------------


         Net sales for the three months ended September 30, 1997 were $73.7 million, representing a $2.0 million or 2.8% increase from the three months ended September 30, 1996. The increase in sales is attributable mainly to stronger sales at the Company's Canadian service centers and increased revenues from the Ottawa ramp-up. While increased tons shipped accounted for approximately $1.3 million of the sales increase, slightly higher sales per ton accounted for the remaining $700,000 of sales increase.

         For the six months ended September 30, 1997, net sales of $151.9 million were up $17.9 million from the $134.0 million of the prior year period on a 20.0% increase in tonnage shipped. The increase was mainly attributable to the consolidation of Direct Steel, which became a wholly owned subsidiary of the Company in June 1996. Excluding this effect, the Company's sales increased $6.0 million. Increased tonnage accounted for approximately $8.1 million sales increase, offset by an aggregate decrease in sales dollars per ton of $2.1 million. While increased tonnage reflected the effect of higher service center sales and the effect of increased sales from the ramp-up of the expanded facility in Ottawa, Ohio, the selling price decline resulted from a mix shift to products yielding lower revenue per ton.

         Gross profit for the three months ended September 30, 1997 was $6.4 million or 8.7% of net sales, which was an increase of $89,000 over the three months ended September 30, 1996. Gross profit for the three months ended September 30, 1996 was $6.3 million, or 8.8% of net sales. Margins as a percent of sales decreased as higher service center margins were offset by losses from the ramp-up of the Company's expanded facility in Ottawa, Ohio, which were higher than expected because of non-recurring vendor-related problems in procuring rolling oil. Also, slight raw material price increases and less favorable product mix impacted the comparison of the current year quarter over last year's quarter.

         Gross profit for the six months ended September 30, 1997 was $12.4 million or 8.2% of net sales compared to $12.7 million or 9.5% of net sales for the six months ended September 30, 1996. Gross profits were affected by ramp-up costs at the Company's expanded facility in Ottawa, Ohio and the consolidation of Direct Steel's sales which generally carry lower margins. Additionally, less favorable product mix and higher raw material costs also impacted current period margins.

         Selling and administrative costs of $4.3 million in the second quarter of fiscal 1998 represented 5.9% of sales; selling and administrative costs in the second quarter of fiscal 1997 were $4.1 million, or 5.7% of net sales. The increase in selling and administrative costs during the second quarter of fiscal 1998 reflected effects of increased sales activity and continued operational expansion. For the six month period ended September 30, 1997, selling and administrative costs were $8.4 million, or 5.6% of net sales, compared to $7.9 million, or 5.9% of net sales for the six months ended September 30, 1996, again reflecting the aforementioned effects.

         Income from equity investment at Direct Steel was $28,000 in the prior year to date period. Subsequent to June 18, 1996, its operations were consolidated with the Company's and no longer reported as income from equity investment.

         Interest expense was $1.2 million, or 1.6% of net sales for the three months ended September 30, 1997 as compared to $650,000 or .9% of net sales for the three months ended September 30, 1996. For the six months ended September 30, 1997, interest expense was $2.3 million, or 1.5% of net sales, compared to $1.2 million, or .8% of net sales for the six month period ended September 30, 1996. The current year quarter and year to date figures reflect incremental financing costs associated with the Ottawa expansion project. In the prior year, interest costs related to the Ottawa expansion project of $308,000 for the quarter and $775,000 for the year to date were capitalized. Additional increase in interest costs in the current year resulted from the financing of acquisitions completed during fiscal 1997.

         Income before taxes was $918,000, or 1.2% of net sales for the three months ended September 30, 1997. For the three months ended September 30, 1996, income before taxes was $1.6 million, or 2.2% of net sales. For the six months ended September 30, 1997, income before taxes was $1.7 million, or 1.1% of net sales, compared with $3.7 million, or 2.8% of net sales for the six months ended September 30, 1996.

         Income taxes for the three months ended September 30, 1997 were $333,000, or .4% of net sales compared to $569,000, or .8% of net sales for the same period ended September 30, 1996. Taxes for the six months ended September 30, 1997 were $606,000, or .4% of net sales, compared to $1.3 million, or 1.0% of net sales for the six months ended September 30, 1996. The current year reflects lower income levels as effective tax rates remained relatively unchanged.

         Net income for the three months ended September 30, 1997 was $585,000, or $.08 per share as compared to a net income of $1.0 million, or $.14 per share for the three months ended September 30, 1996. Net income for the six months ended September 30, 1997 was $1.1 million or $.15 per share compared to net income of $2.4 million or $.34 per share for the six months ended September 30, 1996.

Liquidity and Capital Resources
-------------------------------

         During the six months ended September 30, 1997, operating activities consumed $561,000 in cash, compared to cash provided of $5.6 million for the six months ended September 30, 1996. Cash inflows in the current year resulting from net income and depreciation were more than offset by a decrease in accrued pension and increases in inventories and accounts receivable related primarily to the ramp-up activity in Ottawa.

         Cash used in investing activities was $1.9 million for the six months ended September 30, 1997, reflecting spending for capital projects during the period.

         Cash flows from financing activities provided $3.0 million for the six months ended September 30, 1997. The Company's various bank lending arrangements provide a maximum borrowing availability of approximately $90.4 million of which $64.6 million was outstanding at September 30, 1997.

          Management expects that cash generated from operating activities and the Company's borrowing capacity will be sufficient to meet planned capital expenditure needs and other cash requirements for the next twelve months.

PART II.  OTHER INFORMATION
ITEM  1.  LEGAL PROCEEDINGS

         There are no legal proceedings to be reported. For certain proceedings previously reported, see Form 10K for the fiscal year ended March 31, 1997.

ITEM 2.  CHANGE IN SECURITIES

         There have been no changes in securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         There have been no defaults upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Company's Annual Meeting of Shareholders for 1997 was held on July 24, 1997.

         (b) See Item (c) below

         (c) At the Annual Meeting of Shareholders the following matters were voted:

                  1. Nine directors were elected to serve for a term of one year by the following vote:

                                      Share Voted      Shares Voted
                                      -----------      ------------
                                         "For"          "Withheld"
                                         -----          ----------
          R. Quintus Anderson          6,973,790          4,840
          Wilbur J. Berner             6,973,890          4,740
          Edwin H. Gott, Jr.           6,973,090          5,540
          James R. Harpster            6,972,900          5,730
          Claude F. Kronk              6,973,890          4,740
          Heidi A. Nauleau             6,973,090          5,540
          Robert D. Neary              6,973,890          4,740
          Peter B. Sullivan            6,973,890          4,740
          Gordon A. Wilber             6,973,890          4,740

                  2. The selection of Deloitte & Touche LLP as independent auditors for the Company was confirmed, ratified, and approved by a vote of 6,971,940 shares for, 2,240 shares against, and 4,450 shares abstaining.

ITEM 5.  OTHER INFORMATION

         There is no other information to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibit Number and Description
                           (27)       Financial Data Schedule

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

November 6, 1997