Form 10-Q
period 1997-12-31
COLD METAL PRODUCTS INC
filed 1998-02-12
CIK 918653

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES

For the transition period from ______________________to_______________________


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Number of shares of Common Stock outstanding as of January 31,1998: 7,112,250

                           COLD METAL PRODUCTS, INC.
                                 SEC FORM 10-Q
                        Quarter Ended December 31, 1997





                                     Index
                                     -----

                                                                               Page No.

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations .............................              3
Consolidated Balance Sheets .......................................              4
Consolidated Statements of Cash Flows .............................              5
Notes to Consolidated Financial Statements ........................              6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .................................              8


PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings ........................................             11
Item 2.  Changes in Securities ....................................             11
Item 3.  Defaults Upon Senior Securities ..........................             11
Item 4.  Submission of Matters to a Vote of Securities Holders ....             11
Item 5.  Other Information ........................................             11
Item 6.  Exhibits and Reports on Form 8-K .........................             11
Signatures ........................................................             11

                         PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                          Three Months Ended                  Nine Months Ended
                                                          ------------------                  -----------------
                                                              December 31                         December 31
                                                              -----------                         -----------
                                                        1997              1996               1997              1996
Net sales                                            $   67,059        $   73,162        $  218,985        $  207,213
Cost of sales                                            61,321            67,914           200,857           189,219
                                                     ----------        ----------        ----------        ----------
Gross profit                                              5,738             5,248            18,128            17,994


Selling, general, and administrative expenses             3,756             3,758            12,176            11,647

Income from equity investment                                 -                 -                 -                28

Interest expense                                          1,158               791             3,458             1,946
                                                     ----------        ----------        ----------        ----------
Income before income taxes                                  824               699             2,494             4,429

Income taxes                                                310               262               916             1,576
                                                     ----------        ----------        ----------        ----------
Net income                                           $      514        $      437        $    1,578        $    2,853
                                                     ==========        ==========        ==========        ==========

Basic and diluted
net income per share                                 $     0.07        $     0.06        $     0.22        $     0.40
                                                     ==========        ==========        ==========        ==========

Weighted average common shares outstanding            7,147,840         7,162,250         7,155,665         7,162,250
                                                     ==========        ==========        ==========        ==========



                 See notes to consolidated financial statement

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               December 31,       March 31,
                                                               ------------       ---------
                                                                   1997              1997
                                                                   ----              ----


Assets:
Cash                                                            $     910         $     898
Receivables                                                        32,367            41,386
Inventories                                                        57,397            50,104
Prepaid and other current assets                                    2,169             2,090
                                                                ---------         ---------
      Total current assets                                         92,843            94,478
Property, plant and equipment - at cost                            79,920            78,233
Less accumulated depreciation                                     (32,634)          (29,475)
                                                                ---------         ---------
      Property, plant and equipment - net                          47,286            48,758
Other assets                                                       11,120             9,798
                                                                ---------         ---------
         Total assets                                           $ 151,249         $ 153,034
                                                                =========         =========

Liabilities and shareholders' equity:
Short-term debt                                                 $  15,457         $  13,192
Accounts payable                                                   27,806            29,322
Other current liabilities                                           7,606             8,545
                                                                ---------         ---------
      Total current liabilities                                    50,869            51,059
Long-term debt                                                     47,128            48,330
Postretirement benefits                                            18,235            18,451
Shareholders' equity:
Common stock, $.01 par value; 15,000,000 shares
 authorized, 7,532,250 shares issued                                   75                75
Additional paid-in capital                                         25,350            25,330
Retained earnings                                                  17,491            15,912
Cumulative translation adjustment                                  (4,297)           (2,649)
Less treasury stock, 392,000 and 370,000 shares, at cost           (3,602)           (3,474)
                                                                ---------         ---------
      Total shareholders' equity                                   35,017            35,194
                                                                ---------         ---------
      Total liabilities and shareholders' equity                $ 151,249         $ 153,034
                                                                =========         =========



                 See notes to consolidated financial statements

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                          Nine Months Ended
                                                                          -----------------
                                                                             December 31,
                                                                             ------------
                                                                        1997              1996
                                                                        ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                  $   1,578         $   2,853
         Adjustments to reconcile net income to cash
           provided by (used in) operating activities:
          Equity investment                                                ---               (28)
          Depreciation and amortization                                  3,524             2,294

          Deferred income taxes                                            ---               250
          Deferred directors' fees                                          20                30
          Changes in operating assets and liabilities:
           Accounts receivable                                           8,295             3,937
           Inventory                                                    (8,371)            4,185
           Accounts payable                                             (1,172)           (4,406)
           Accrued expense and other                                    (2,641)              220
                                                                     ---------         ---------
          Net cash provided by (used in) operating activities            1,233             9,335

CASH FLOWS FROM INVESTING ACTIVITIES:
         Additions to property, plant and equipment                     (2,521)          (12,752)
         Acquisitions                                                      ---            (8,626)
                                                                     ---------         ---------
         Net cash used in investing activities                          (2,521)          (21,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from term loans                                          ---            23,095
         Payments of term loans                                         (1,123)              ---
         Proceeds from debt                                            165,677           142,348
         Payments of debt                                             (163,107)         (152,865)
         Treasury stock acquisition                                       (127)              ---
                                                                     ---------         ---------
          Net cash provided by financing activities                      1,320            12,578

Net increase in cash                                                        32               535
Effect of translation adjustment                                           (20)               71
Cash at beginning of period                                                898             2,318
                                                                     ---------         ---------
Cash at end of period                                                $     910         $   2,924
                                                                     =========         =========


                See notes to consolidated financial statements.

                           Cold Metal Products, Inc.
              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)

NOTE 1. OPINION OF MANAGEMENT

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Cold Metal Products, Inc. (the Company) as of December 31, 1997 and March 31, 1997, the results of operations for the three month and nine month periods ended December 31, 1997 and 1996, and changes in cash flows for the nine months ended December 31, 1997 and 1996. The results of operations for the periods ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the audited consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended March 31, 1997.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes new standards for reporting comprehensive income and its components. The Company does not expect that comprehensive income will differ materially from net income, except for foreign currency translation adjustments included in comprehensive income, the effect of which could be material depending on future changes in foreign exchange rates. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments such as a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company does not expect adoption of the standard to have a material effect on financial position or results of operations.

NOTE 2. RESULTS OF FOREIGN OPERATIONS

Net sales, pretax income, and net income, respectively, of the Company's Canadian subsidiary were $36.6 million, $335,000, and $211,000 for the quarter ended December 31, 1997, and $40.7 million, $464,000, and $291,000 for the quarter ended December 31, 1996. Comparable net sales, pretax income, and net income, respectively, for the nine months ended December 3 1, 1997 were $123.1 million, $3.1 million, and $2.0 million, and for the nine months ended December 31, 1996 were $110.0 million, $2.7 million, and $1.7 million.

NOTE 3. PER SHARE CALCULATIONS

Primary earnings per common share have been computed based upon the average weighted outstanding shares of 7,147,840 for the three month period ended December 31, 1997 and 7,155,665 for the nine month period ended December 31, 1997. Primary earnings per common share have been computed based upon the average weighted outstanding shares of 7,162,250 for the three month and nine month periods ended December 31, 1996. Basic and dilutive earnings per share amounts are the same as the effect of dilutive outstanding stock options is immaterial.

NOTE 4. INVENTORIES

Inventories are classified as follows:

                                          December 31,                March 31,
                                          ------------                ---------
                                             1997                        1997
                                             ----                        ----
                                                  (In thousands)
         Raw Materials               $       31,828            $        28,209
         Work-in-process                     16,876                     15,048
         Finished goods                       8,693                      6,847
                                     ------------------------------------------
         Total inventories           $       57,397            $        50,104
                                     ==========================================


NOTE 5. DIRECTORS' INCENTIVE PLAN

In accordance with the Non-Employee Directors' Incentive Plan, three directors have elected to defer receipt of shares of stock in lieu of pay for their annual retainer fee. As of December 31, 1997, 12,364 shares of the 60,000 shares reserved under the Plan for such deferral elections, were committed to be issued at the end of the deferment period, which is a specified period after the Director's resignation or certain other events, such as a sale or merger of the Company.

NOTE 6. COMMON STOCK

Under a stock repurchase program authorized by the Company's Board of Directors, the Company purchased 22,000 shares of treasury stock in the nine month period ended December 31, 1997 for a total of $127,000. Current financing agreements allow for the repurchase of stock not to exceed an aggregate amount of$1.0 million. The aggregate amount purchased by the Company under the program to date totals $521,000.

NOTE 7.  CONTINGENCIES

In December 1997, a jury in the Mahoning County Common Pleas Court returned a verdict against the Company awarding $950,000 in an action relating to an employee accident at one of the Company's facilities. The Company, on the advice of counsel, is vigously pursuing all appropriate procedures to have the verdict overturned, including post-trial motions and appeals. Although there can be no assurance that the Company will be successful in its efforts to have the verdict overturned, management believes that the final outcome is not reasonably likely to have a material adverse effect on the Company's consolidated financial position, and based on all information available to the Company at this time, no provision for loss has been made.

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


Results of Operations
---------------------

         The following table presents the Company's results of operations as a percentage of net sales:

                                          Three Months Ended       Nine Months Ended
                                              December 31,           December 31,
                                           1997        1996        1997        1996
Net sales                                 100.0%      100.0%      100.0%      100.0%
Cost of sales                              91.4%       92.8%       91.7%       91.3%
                                         --------------------------------------------
Gross profit                                8.6%        7.2%        8.3%        8.7%
Selling, general, and administrative
 expenses                                   5.6%        5.1%        5.6%        5.6%
Income from equity investment                --          --          --         0.0%
Interest expense                            1.7%        1.1%        1.6%        0.9%
                                         --------------------------------------------
Income before income taxes                  1.3%        1.0%        1.1%        2.2%
Income taxes                                0.5%        0.4%        0.4%        0.8%
                                         --------------------------------------------
Net income                                  0.8%        0.6%        0.7%        1.4%
                                         ============================================


         Net sales for the three months ended December 31, 1997 were $67.1 million, representing a $6.1 million or an 8.3% decrease from the three months ended December 31, 1996. Lower tons shipped accounted for approximately $6.9 million of sales decrease, offset by slightly higher sales per ton. The decrease in sales is primarily the result of a program to phase out service center accounts with unacceptable profit margins. Sales were also somewhat affected by a drop in demand for processed steel used in consumer goods and construction products.

         For the nine months ended December 31, 1997, net sales were $219.0 million, up $11.8 million, or 5.7%, from the $207.2 million in the prior year period, on a 9.2% increase in tonnage shipped. The increase was primarily the result of the consolidation of the results of Direct Steel Ltd., which became a wholly owned subsidiary in June 1996. Excluding this effect, sales decreased $100,000, tonnage decreased less than 1%.

         Gross profit for the three months ended December 31, 1997 was $5.7 million, an increase of $490,000, or 9.3% over gross profit of $5.2 million for the three months ended December 31, 1996. Gross profit as a percentage of net sales was 8.6% for the three months ended December 31, 1997, and 7.2% for the three months ended December 31, 1996. The increase of gross profit as a percentage of sales over the comparable three month period in the prior year reflected lower raw material costs and operational improvement in the ramp-up process at the Company's expanded facility in Ottawa, Ohio.

The effects of lower raw material prices and operational improvements were offset somewhat by the effects of lower volume and a less favorable product mix.

                  Gross profit for the nine months ended December 31, 1997 was $18.1 million or 8.3% of net sales compared to $18.0 million or 8.7% of net sales for the nine months ended December 31, 1996. Gross profits were affected by the ramp-up activity over the nine-month period at the Company's expanded facility in Ottawa, Ohio and the consolidation, after June 18, 1996, of sales by Direct Steel, which are generally made at lower margins.

                  Selling and administrative costs for the three months ended December 31, 1997 were unchanged from the quarter ended December 31, 1996, at $3.8 million. Lower sales levels during the three months ended December 31, 1997 resulted in an increase of selling and administrative costs as a percentage of sales from 5.1% to 5.6%. For the nine-month period ended December 31, 1997 selling and administrative costs were $12.2 million, or 5.6% of net sales, compared with $11.6 million, or 5.6% of net sales, for the nine months ended December 31, 1996. Increases in selling and administrative costs are related to increased sales activity and continued operational expansion.

                  Income from equity investment at Direct Steel was $28,000 for the nine months ended December 31, 1996. Operations of Direct Steel were consolidated with the Company's operations as of June 18, 1996, and are not separately reported for the nine months ended December 31, 1997.

                  Interest expense was $1.2 million or 1.7% of net sales for the three months ended December 31, 1997 as compared to $791,000 or 1.1% of net sales for the three months ended December 31, 1996. For the nine months ended December 31, 1997, interest expense was $3.5 million, or 1.6% of net sales, compared to $1.9 million, or .9% of net sales for the nine month period ended December 31, 1996. The current quarter and year to date interest costs reflect financing costs associated with the Ottawa expansion project. In the prior year, interest costs related to the project were capitalized. Additional increase in interest costs in the current year also resulted from the financing of acquisitions completed during fiscal 1997.

                  Income taxes for the three months ended December 31, 1997 were $310,000, or a 37.6% effective rate compared to $262,000, or a 37.5% effective rate for the same period ended December 31, 1996. Taxes for the nine months ended December 31, 1997 were $916,000, or a 36.7 % effective rate, compared to $1.6 million, or a 35.8% effective rate for the nine months ended December 31, 1996.

                  Net income for the three months ended December 31, 1997 was $514,000, or $.07 per share as compared to a net income of $437,000, or $.06 per share for the three months ended December 31, 1996. Net income for the nine months ended December 31, 1997 was $1.6 million or $.22 per share compared to net income of $2.9 million or $.40 per share for the nine months ended December 31, 1996.

Liquidity and Capital Resources
-------------------------------

                  During the nine months ended December 31, 1997, operating activities generated cash of $1.2 million, compared to cash generated of $9.3 million for the nine months ended December 31, 1996. Contributing to cash inflows in the current year were net income and non-cash depreciation totaling $5.1 million, offset by $3.9 million of cash used for working capital purposes, which was primarily an inventory increase of $3.0 at the expanded Ottawa facility.

         Cash used in investing activities was $2.5 million for the nine months ended December 31, 1997, reflecting spending for capital projects during the period.

         Cash flows from financing activities provided $1.3 million for the nine months ended December 31, 1997. The Company's various bank lending arrangements provide a maximum borrowing availability of approximately $89.5 million, of which $63.6 million was outstanding at December 31, 1997.

         Management expects that cash generated from operating activities and the Company's borrowing capacity will be sufficient to meet planned capital expenditure needs and other cash requirements for the next twelve months.

Forward-Looking Information
---------------------------

         This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "expect", "believe", "anticipate," "plan" and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, general business and economic conditions, competitive factors such as availability and pricing of steel, changes in customer demand, work stoppages by customers, potential equipment malfunctions, or other risks and uncertainties discussed in the Company's 10K report.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

         The Company is not involved in any legal proceedings which are material to its financial position.

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

                                   Cold Metal Products, Inc.
                                         (Registrant)

                                   /s/ James R. Harpster
                                   ------------------------------------------
                                   James R. Harpster
                                   President, Chief Executive Officer


                                   /s/ John E. Sloe
                                   ------------------------------------------
                                   John E. Sloe
                                   Vice-President, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

February 10,1998