Form 10-K
period 1998-03-31
COLD METAL PRODUCTS INC
filed 1998-06-25
CIK 918653

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED MARCH 31, 1998. COMMISSION FILE NUMBER   1-12870 .
                                                                    ----------

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

THE AGGREGATE MARKET VALUE OF THE VOTING COMMON SHARES, $.01 PAR VALUE, HELD BY NON AFFILIATES OF THE REGISTRANT AS COMPUTED BY REFERENCE TO THE CLOSING PRICE ON THE NEW YORK STOCK EXCHANGE ON JUNE 12, 1998 WAS $16,991,250.

THE NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING AS OF JUNE 12, 1998 WAS 7,074,250

                            COLD METAL PRODUCTS, INC.

                  FORM 10-K - FISCAL YEAR ENDED MARCH 31, 1998
                  --------------------------------------------

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

                            COLD METAL PRODUCTS, INC.
                                FORM 10-K - 1998

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

         (c)    Narrative Description of Business
                ---------------------------------

                 Products and Services
                 ---------------------
                An intermediate processor of flat-rolled steel, the Company purchases coils of rolled steel from primary producers and processes the steel, using techniques such as cold-rolling, annealing, normalizing, edge-conditioning and oscillate-winding, as well as the more basic services of slitting and cutting-to-length. The Company processes and markets over 50 grades of steel, including ultra-low carbon, low carbon, medium and high carbon, very high carbon, alloy, high strength-low alloy and both 300 and 400 series stainless. The following table sets forth management's estimates of the percentages of net sales for the three years ended March 31, 1998, 1997 and 1996 attributable to the Company's strip steel products, which include both specialty and conventional applications, and processed sheet products, respectively:

                                                          Year Ended March 31,
                                                          --------------------
                      Product                  1998              1997             1996
                      -------                  ----              ----             ----
                      Strip Steel...             61%               62%              79%
                      Processed Sheet...         39                38               21
                                               ----              ----             ----
                                                100%              100%             100%
                                               ====              ====             ====

                The increase in the percent of net sales of processed sheet in fiscal 1997 is primarily attributable to the expansion of service center business through the acquisition of Direct Steel, Inc., which became a wholly-owned subsidiary of the Company in June 1996 and Cold Metal Processing, which was acquired in November 1996.

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

         Strip Steel Products. Specialty strip products are highly engineered and customized, processed from flat-rolled coils of steel meeting exacting specifications in multiple rolling, annealing and finishing operations. Specialty strip is used in the manufacture of a variety of products, including bearings, cutting tools and chain saw blades, tape measures, high-tolerance springs and pen clips. Conventional strip products are generally used in high-volume manufacturing applications. Quality requirements for conventional strip products are typically stringent, and customer purchasing decisions are usually based on prices offered by processors which can meet those requirements. Conventional strip products are used in the manufacture of such products as seat belt parts, transmission parts, industrial chains, door hinges, drawer slides, golf club shafts and other products.

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

         - Oscillate-winding is a means of producing exceptionally long lengths of narrow strip steel by winding consecutive coils, much like thread is wound on a spool. This operation can be performed after slitting or, at a lower cost, on a multiple head-slitting and oscillate- winding line.

         - Several auxiliary operations are performed by the Company, including coating and edge- conditioning. Coating is performed internally on an electro-galvanizing line at the Youngstown facility and by outside vendors for other platings or paints as needed to meet a given customer's needs. Edge-conditioning is the conditioning of edges of processed steel into square, full-round or partially-round shapes by rolling and skiving and is done at several of the Company's plants.

         Raw Materials.
         --------------
         The primary raw materials used in the Company's operations are hot-rolled and cold-rolled steel coils. Currently, the Company obtains steel for processing from a number of primary steel producers, and has developed cooperative relationships with its principal suppliers which, the Company believes, enable it to assure itself of the availability of steel. Pursuant to an agreement between the Company and one of its principal suppliers, the Company has agreed to purchase, and the supplier has agreed to supply, certain specified volumes of various grades and specifications of steel on competitive terms. This arrangement, which extends through the year 2001, has been, and is expected to be, significant to the Company during periods when demand for steel is high and primary steel suppliers are likely to allocate grades and quantities of steel. During the fiscal year ended March 31, 1998, the Company purchased approximately 7% of its requirements for hot-rolled and cold-rolled steel under this arrangement.

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

         The Company's largest component of cost of sales is raw material costs. These costs can vary over time due to changes in steel pricing which the Company typically passes on to customers. In periods of changing steel prices, however, reductions in the Company's raw material costs may lag behind pressure on the Company's prices or increases in raw material costs may precede increases in the Company's prices, temporarily compressing the Company's profit margins.

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

         Customers
         ---------
         The Company sells its products primarily in the automotive, construction, cutting tools, consumer goods and industrial markets and to specialty steel distributors. During the fiscal year ended March 31, 1998, 44% of the Company's net sales were to the automotive market. Net sales are primarily to manufacturers who produce component parts for sale to automotive manufacturers and after-market parts suppliers. The balance of the Company's net sales are almost equally divided among the other markets served. The markets served by the Company's steel service centers are primarily the automotive industry in Ontario and the construction industry in Quebec.

         During the fiscal year ended March 31, 1998, the Company sold products to approximately 1200 customers with the largest single customer accounting for approximately 7% of the Company's net sales. The Company's ten largest customers accounted for 31% percent of its net sales during that period. During the fiscal year ended March 31, 1998, approximately 25% of the Company's net sales were made pursuant to arrangements with customers which contemplate deliveries over a period of 12 months or more.

         For the fiscal year ended March 31, 1998, approximately 51% of the Company's net sales were to customers in the U.S. and 48% were to customers in Canada. Less than 1% of the Company's net sales, in each of its last three fiscal years, were derived from sales to customers outside the U.S. and Canada. See Note 1 to Consolidated Financial Statements included herein at Item 8.

         Backlog
         -------
         At May 31, 1998, the Company's backlog was approximately $44 million compared with approximately $48 million at May 31, 1997. Management estimates that substantially all of the existing backlog will be shipped during the current fiscal year.

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

         Compliance With Environmental Regulations
         -----------------------------------------
         The Company's steel processing facilities are subject to many federal, state, provincial and local requirements relating to the protection of the environment, and the Company has made, and will continue to make, expenditures to comply with such provisions. The Company believes that its facilities are being operated in material compliance with these laws and regulations and does not believe that future compliance with such existing laws and regulations will have a material adverse effect on its results of operations or financial condition. Capital expenditures and expenses attributable to environmental control compliance were approximately $250,000 in fiscal 1998, and are forecast to be approximately $400,000 in fiscal 1999 and $450,000 in fiscal 2000.

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

         Employees
         ---------
         As of May 31, 1998, the Company employed a total of 834 people, consisting of 297 salaried, 465 union, hourly and 72 non-union, hourly employees. The Company is a party to six collective bargaining agreements at its different facilities. The Company believes its employee relations are good.

ITEM 2.  PROPERTIES

         The following table sets forth the location, square footage and use of each of the Company's principal production facilities.


                            Square              Principal Use            Owned or
                                                -------------            --------
Location                    Footage                                      Leased (1)
--------                    -------                                      ----------
Youngstown, Ohio           430,000        Specialty Strip production       Owned

New Britain, Connecticut   290,000        Specialty Strip production       Owned

Hamilton, Ontario          314,000        Conventional Strip production    Owned
(Imperial Street)

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

(2) Leased under lease expiring on November 30, 1998, concurrent with the Company's plans to consolidate operations at the New Britain, Connecticut plant.



         Changes in product mix result in significant variations in productive capacity of the Company's strip facilities in any measurable period. The Company estimates that its strip facilities operated at an estimated 73% of productive capacity in fiscal 1998, and the Company's slitting equipment at its steel service centers operated at approximately 79% of productive capacity in fiscal 1998.

ITEM 3.  LEGAL PROCEEDINGS

         In December 1997, a jury in the Mahoning County Common Pleas Court issued a verdict against the Company awarding $950,000 in favor of an injured employee. In May 1998, the court awarded pre-judgment interest related to the verdict in the amount of $350,000. The Company, on the advice of counsel, is vigorously pursuing all appropriate procedures to have the verdict overturned, including post-trial motions and appeals. Additionally, the Company is pursuing it rights to indemnity under various insurance policies.

         Although there can be no assurance that the Company will be successful in its effort to have the verdict overturned or indemnified under insurance policies, management believes a reasonable estimate of the final outcome is approximately $450,000, which the Company has provided as a reserve in fiscal 1998. Although the outcome of the case, to the extent that it exceeds the reserve, could have a material adverse effect on future results of operations of the Company in a particular quarterly or annual period, the Company believes that the effect would not have a material adverse effect on the Company's consolidated financial position.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no submissions of matters to a vote of the shareholders in the period in the fourth quarter of the fiscal year ended March 31, 1998.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table lists the names, positions held and ages of all the executive officers of the Company:

               Name                Age   Position with Company
               ----                ---   ---------------------
James R. Harpster........           50   President and Chief Executive Officer
R. Quintus Anderson.......          67   Chairman of the Board
Gordon A. Wilber........            56   Executive Vice President, Chief Operating Officer
Allen R. Morrow............         48   Vice President,  Chief Administrative Officer, Treasurer
John E. Sloe.................       45   Vice President, Chief  Financial Officer
Robert R. Albert............        68   Vice President - Commercial
Jack W. Watson...........           54   Vice President, General Manager, Canada
Heidi A. Nauleau.........           41   Corporate Secretary

           Executive officers are elected by the Board of Directors and serve at its discretion.

 JAMES R. HARPSTER has served as President and Chief Executive Officer of the Company since 1984, and has served as a Director since 1982. Prior to assuming his current position, he was Vice President of Sales for the Company since its incorporation. He has twenty-nine years' experience in the steel industry, having begun his career in 1969 with Jones & Laughlin Steel Corporation. During his career with Jones & Laughlin, Mr. Harpster held various management positions in the areas of product quality and plant operations. He graduated from Lehigh University in 1969 with a B.S. in Metallurgy and from the University of Akron in 1975 with an MBA. He is a member and past president of the Association of Cold-Rolled Strip Steel Producers and a member of the Department of Commerce's Industry Sector Advisory Committee on Ferrous Ores and Metals for Trade Policy Matters.

R. QUINTUS ANDERSON has served as Chairman of the Board of Directors of the Company since its incorporation in 1980. Mr. Anderson and Aarque Capital Corporation, a corporation controlled by Mr. Anderson, together own approximately 52% of the shares of Common Stock of the Company. Aarque Capital Corporation is one of a group of privately-held corporations owned or controlled by Mr. Anderson, known as The Aarque Companies, which are in businesses unrelated to the business of the Company. Mr. Anderson holds a Bachelor of Engineering degree from Princeton University and was granted a post-graduate fellowship at the Sloane School of Industrial Management at the Massachusetts Institute of Technology. Since his discharge as a lieutenant from the U.S. Navy in 1957, Mr. Anderson has managed, operated and acquired businesses related principally to the metal fabrication industry. Mr. Anderson is a trustee of Northwestern Mutual Life Insurance Company and a director of Oneida Ltd.

GORDON A. WILBER has served as Vice President since 1984, and Executive Vice President of the Company since 1987. Mr. Wilber was appointed Chief Operating Officer and was elected a Director in 1994. Prior to 1987, he held the positions of Vice President of Operations, Manager of Operations and Technical Director of the Company. Mr. Wilber began his career as a Research Metallurgist at the Graham Laboratories of Jones & Laughlin in 1968. Following a series of technical positions in the basic and specialty flat-rolled divisions of Jones & Laughlin, he became Manager of Quality Control for Jones & Laughlin's specialty strip plants in 1977. He has a Master's Degree in Metallurgical Engineering from the University of Illinois and a Ph.D. from Rensselaer Polytechnic Institute. He is a member of the Board of Directors and is currently serving as President of the Association of Cold Rolled Strip Steel Producers.

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

                                     PART II
                                     -------

ITEM 5.  MARKET AND DIVIDEND INFORMATION

         As of June 12, 1998, there were 7,074,250 shares of common stock outstanding that were held by 109 shareholders of record. The Company has declared no dividends in either of the two previous fiscal years. The Company's ability to pay dividends in the future is limited by the terms of its credit facilities so as not to exceed twenty-five percent of after tax income on a cumulative basis exclusive of certain accounting adjustments, commencing as of March 31, 1994, and by the requirement that no dividend shall result in a default under the credit facility. Additional information regarding the principal market for the Company's common stock and market prices for the Company's common stock is set forth below.



                                         Market Price Ranges
                                         -------------------
                                    Fiscal Year Ending March 31,
                                    ----------------------------
                                  1998                        1997
                                  ----                        ----
                           High            Low         High            Low

First Quarter            $  5.88        $  4.88       $  6.75        $  5.38
Second Quarter           $  6.00        $  5.50       $  6.75        $  5.50
Third Quarter            $  6.25        $  5.06       $  6.88        $  5.50
Fourth Quarter           $  5.31        $  4.50       $  6.50        $  5.13

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA



                                                                               YEAR ENDED MARCH 31,
                                                       1998             1997            1996            1995            1994
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales                                         $       289,213  $       286,024 $       227,128 $       235,145 $      221,286
Cost of sales                                             264,799          262,133         205,727         208,408        196,870
                                                  -------------------------------------------------------------------------------
Gross profit                                               24,414           23,891          21,401          26,737         24,416
Selling, general, and administrative expenses              16,019           15,739          13,645          13,773         13,079
Income (loss) from equity investment                          ---               28             (98)            616            ---
Management fee to principal shareholder                       ---              ---             ---             ---          1,022
Interest expense                                            4,624            3,115           2,918           2,956          3,707
                                                  -------------------------------------------------------------------------------
Income before income taxes and cumulative
  effect of accounting changes                              3,771            5,065           4,740          10,624          6,608
Income taxes                                                1,438            1,700           1,685           3,698          2,530
                                                  -------------------------------------------------------------------------------
Income before cumulative effect of accounting
  changes                                                   2,333            3,365           3,055           6,926          4,078
Cumulative effect of accounting changes                       ---              ---             ---             ---        (10,956)
                                                  -------------------------------------------------------------------------------
Net income (loss)                                 $         2,333  $         3,365 $         3,055 $         6,926 $       (6,878)
                                                  ===============================================================================

BASIC AND DILUTED EARNINGS PER SHARE:
Income before cumulative effect of
  accounting changes                              $          0.33  $          0.47  $         0.43  $         0.96  $        0.75
Cumulative effect of accounting changes                       ---              ---             ---             ---          (2.02)
                                                  -------------------------------------------------------------------------------
Net income (loss)                                 $          0.33  $          0.47  $         0.43  $         0.96  $       (1.27)
                                                  ===============================================================================
Weighted average number of common
  shares outstanding                                    7,142,026        7,162,250       7,172,271       7,200,201      5,422,429
                                                  ===============================================================================


BALANCE SHEET DATA:
Total assets                                      $       150,381  $       153,034  $      127,785  $      131,971  $     110,939
Working capital                                            56,773           43,419          51,450          54,794         16,640
Long-term debt                                             60,859           48,330          39,000          34,250          4,250
Shareholders' equity                                       35,709           35,194          32,368          28,616         20,088

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information with respect to the results of operations of the Company for fiscal 1998, 1997 and 1996 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Results of Operations
---------------------
         The following table presents the Company's results of operations expressed as a percentage of net sales:

                                                                  YEAR ENDED MARCH 31,
                                                                  --------------------
                                                            1998           1997           1996
                                                            ----          ------         -----

Net sales                                                  100.0%         100.0%          100.0%
Cost of sales                                               91.6           91.7            90.6
                                                     --------------------------------------------
Gross profit                                                 8.4            8.3             9.4
Selling, general, and administrative expenses                5.5            5.4             6.0
Interest expense                                             1.6            1.1             1.3
                                                     --------------------------------------------
Income before income taxes                                   1.3            1.8             2.1
Income taxes                                                 0.5            0.6             0.7
                                                     --------------------------------------------
Net income                                                   0.8%           1.2%            1.4%
                                                     ============================================

FISCAL 1998 COMPARED TO FISCAL 1997

         Net sales increased $3.2 million, or 1.1% to $289.2 million. Volume of tons shipped was up 3.2% for a $9.0 million sales increase, offset by an aggregate decrease in sales dollars per ton of $5.8 million. Increased volume from the Ottawa expansion and stronger construction market sales were offset by the discontinuation of a sheet services brokerage business, a mix shift to lower revenue products and the weakened Canadian dollar.

         Gross profit for fiscal 1998 was $24.4 million, up $523,000, or 2.2%, over fiscal 1997. As a percent of sales, margins varied only slightly at 8.4% in fiscal 1998 versus 8.3% in fiscal 1997. Margin improvements resulted primarily from strong construction market demand and discontinuation of the brokerage business which weakened last year's performance. Margin improvements were offset by weaker mix and the continued effect of ramp-up activity at Ottawa, where increased expenses out-paced growth in volume for the year.

         Selling, general and administrative (SG&A) expenses of $16.0 million were up $280,000 over the fiscal 1997 level of $15.8 million, but as a percent of sales at 5.5% changed only slightly, due to the higher sales volume. The increase reflects higher sales salaries in support of operational expansion.

         Overall operating income for fiscal 1998 was reduced by $800,000 of one-time charges. Included was a $350,000 cost-saving initiative charge associated with a reduction in employment levels and realignment of certain plant operations. Additionally, a $450,000 reserve was established in connection with an unfavorable court judgment. In fiscal 1997, the cessation of a brokerage business reduced operating income by $880,000.

         Interest expense was $4.6 million, or 1.6% of net sales for fiscal 1998, an increase of $1.5 million over the fiscal 1997 level of $3.1 million, or 1.1% of net sales. The increase reflected a full year of financing cost expense for the Ottawa expansion. Through the third quarter of fiscal 1997, financing costs associated with the project were capitalized.

         Income taxes for fiscal 1998 were $1.4 million or an effective rate of 38%. In fiscal 1997, taxes were $1.7 million, an effective rate of 34%. Adjustments to state taxes and a valuation allowance lowered the effective rate in fiscal 1997.

         As a result of the factors discussed above, net income for fiscal 1998 was $2.3 million or .8% of net sales compared to $3.4 million or 1.2% of net sales in fiscal 1997.

FISCAL 1997 COMPARED TO FISCAL 1996

         Net sales increased $58.9 million, or 25.9% to $286.0 million. The increase is mainly attributable to the addition to the Company's consolidated financial statements of sales of $43.5 million at Direct Steel, Inc. ("Direct Steel"), which became a wholly owned subsidiary of the Company in June 1996 and sales of $1.3 million attributable to the processing center acquired on November 1, 1996. Excluding the effect of these transactions, the Company's sales increased $14.1 million, or 6.2%. Volume of tons shipped was up 12.9% accounting for a $29.3 million sales increase, offset by an aggregate decrease in sales dollars per ton of $15.2 million due to a decline in average selling price, resulting from a mix shift to lower revenue products.

         Gross profit for fiscal 1997 was $23.9 million, or 8.3% of net sales, up $2.5 million or 11.6% over fiscal 1996. As a percent of sales, it was down from 9.4% in the prior year reflecting several factors. Start-up costs associated with the new Ottawa facility decreased the margins by approximately $1.6 million for fiscal 1997, approximately $700,000 of which affected the fourth fiscal quarter. Additionally, a fourth quarter charge related to the cessation of brokerage activities reduced gross profit by approximately $880,000 for the year. With the consolidation of Direct Steel, a greater proportion of sales activity was weighted by a lower margin mix of business. The effect of higher raw material costs, particularly in the fourth fiscal quarter, also reduced margins.

         SG&A expenses of $15.7 million in fiscal 1997 were $2.1 million over the fiscal 1996 level. As a percentage of sales, expenses decreased to 5.4% from 6.0%. Increased expenses were attributable principally to incremental activities associated with acquisitions competed during fiscal 1997, while the lower percentage level reflected the comparison of the expense level on the higher sales activity level. SG&A expenses net of acquisitions increased $633,000, reflecting higher expenses associated with normal salary increases and the Company's general growth plan.

         Income from equity investment at Direct Steel was $28,000 for fiscal 1997. Subsequent to June 18, 1996, the operations were consolidated with the Company's and no longer reported as income from equity investment.

         Interest expense was $3.1 million, an increase of $197,000, but 1.1 % of net sales in fiscal 1997, down from 1.3% of net sales in fiscal 1996. Lower interest expense through the third quarter of fiscal 1997 reflected lower borrowing levels associated with decreased inventory levels resulting from improved inventory management and lower rates. These favorable effects more than offset the increased interest costs attributable to acquisition activity. The consolidation of Direct Steel increased interest expense by $592,000 from fiscal 1996 levels. In the fourth quarter of fiscal 1997, the capitalization of interest costs associated with the Ottawa expansion project ended and these costs began to be reflected as interest expense, impacting the year to year comparison by $499,000.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital primarily to fund working capital needs, capital projects, including the acquisition, expansion and improvement of facilities, machinery and equipment and to acquire complementary steel-related businesses consistent with the Company's growth strategy to increase its size and profitability. The Company met its capital requirements in fiscal 1998 through cash flow from operations and from borrowings under credit facilities.

         During fiscal 1998, the Company generated cash flow from operating activities of $1.7 million. Contributing to cash inflows in the current year were net income, non-cash depreciation and amortization, and a decrease in receivables. Offsetting these effects were decreases in accounts payable and other liabilities, and an increase in inventories.

         Cash flows used for investing activities in fiscal 1998 consisted of $3.4 million of capital spending, down from previous year spending which included the Ottawa expansion.

         Cash flows from financing activities provided $1.9 million for fiscal 1998. The Company was in compliance with covenant requirements under its credit facilities as of March 31, 1998.

         The Company's two bank lending arrangements provide an aggregate maximum borrowing availability of approximately $90.2 million, of which $63.6 million was outstanding as of March 31, 1998. One of the borrowing facilities is a term loan in the approximate amount of $20.2 million secured by the fixed assets of the Company's facility in Ottawa, Ohio. The other is a revolving credit facility secured by the rest of the Company's assets. The revolving credit facility was amended on April 1, 1998 to provide maximum borrowing availability of $70 million and to eliminate a discretionary facility with one of the Company's Canadian operations upon completion of the amalgamation of Direct Steel and Cold Metal Products, Limited.
 Management expects that cash generated from operating activities and its borrowing capacity will be sufficient to meet planned capital expenditures and other cash requirements for the next twelve months.

SEASONALITY

         The Company has in the past experienced lower levels of sales in the months of July, November, and December, due primarily to holiday periods and customer's temporary plant shutdowns.

INFLATION/IMPACT OF CHANGING PRICES

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

IMPACT OF YEAR 2000

         The Year 2000 issue relates to computer programs which recognize a date using "00" as the year 1900 rather than the year 2000. The Company does not anticipate that expenditures to ensure that its computer systems are Year 2000 compliant will have a material impact on its financial position, results of operations or cash flows. Although the Company does not anticipate that third-party non-compliance, if any, will have a material impact on the Company, the Company's operations could be at risk if its suppliers and other third-parties fail to adequately address the problem.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Cold Metal Products, Inc.
Youngstown, Ohio


         We have audited the accompanying consolidated balance sheets of Cold Metal Products, Inc. and Subsidiary (the "Company") as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cold Metal Products, Inc. and Subsidiary as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
-------------------------
Cleveland, Ohio
May 8, 1998

                           CONSOLIDATED BALANCE SHEETS
                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY


                                                                                     MARCH 31,
                                                                                1998            1997
                                                                 (Dollars in thousands, except per share amounts)
ASSETS:
Cash                                                                      $         1,140  $          898
Receivables                                                                        35,996          41,386
Inventories                                                                        53,703          50,104
Prepaid and other current assets                                                    3,134           2,090
                                                                          ---------------  --------------
      Total current assets                                                         93,973          94,478
Property, plant, and equipment - at cost                                           80,583          78,233
Less accumulated depreciation                                                    (33,203)         (29,475)
                                                                          ---------------  --------------
Property, plant and equipment - net                                                47,380          48,758
Other assets                                                                        9,028           9,798
                                                                          ---------------  --------------
     Total assets                                                         $       150,381  $      153,034
                                                                          ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Short-term borrowings                                                     $         2,736  $       13,192
Accounts payable                                                                   26,467          29,322
Other current liabilities                                                           7,997           8,545
                                                                          ---------------  --------------
     Total current liabilities                                                     37,200          51,059
Long-term debt                                                                     60,859          48,330
Postretirement and other benefits                                                  16,613          18,451
Shareholders' equity:
Common stock, $.01 par value; 15,000,000 shares
     authorized, 7,532,250 shares issued                                               75              75
Additional paid-in capital                                                         25,350          25,330
Retained earnings                                                                  18,245          15,912
Cumulative translation adjustment                                                  (4,034)         (2,649)
                                                                          ---------------  --------------
Less treasury stock, 458,000 and 370,000 shares at cost                            (3,927)         (3,474)
                                                                          ---------------  --------------
     Total shareholders' equity                                                    35,709          35,194
                                                                          ---------------  --------------
     Total liabilities and shareholders' equity                           $       150,381  $      153,034
                                                                          ===============  ==============



                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY






                                                                    YEAR ENDED MARCH 31,

                                                        1998               1997              1996

                                                     (Dollars in thousands except per share amounts)
Net sales                                            $  289,213        $  286,024        $   227,128
Cost of sales                                           264,799           262,133            205,727
                                                    -------------------------------------------------
Gross profit                                             24,414            23,891             21,401

Selling, general, and administrative expenses            16,019            15,739             13,645
Income (loss) from equity investment                        ---                28                (98)
Interest expense                                          4,624             3,115              2,918
                                                    -------------------------------------------------
Income before income taxes                                3,771             5,065              4,740
Income taxes                                              1,438             1,700              1,685
                                                    -------------------------------------------------
Net income                                           $    2,333        $    3,365        $     3,055
                                                    =================================================

Basic and diluted net income per share               $     0.33        $     0.47        $      0.43
                                                    =================================================

Weighted average number of
     shares outstanding                               7,142,026         7,162,250          7,172,271
                                                    =================================================



                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY




                                   COMMON
                                    SHARES       ADDITIONAL                     CUMULATIVE
                                    ($.01         PAID-IN          RETAINED     TRANSLATION      TREASURY
                                  PAR VALUE)      CAPITAL          EARNINGS     ADJUSTMENT         STOCK            TOTAL
                                                                      (In thousands)
Balance, March 31, 1995             $  75         $ 25,437         $ 9,492        $(3,022)        $(3,366)        $ 28,616
Net income                            ---              ---           3,055            ---             ---            3,055
Shares deferred in lieu of
  pay                                 ---               20             ---            ---             ---               20
Reduction in contribution of
  principal shareholder               ---             (157)            ---            ---             ---             (157)
TREASURY STOCK                        ---              ---             ---            ---            (108)            (108)
Net adjustment for foreign
  currency translation                ---              ---             ---            942             ---              942
                                  -----------------------------------------------------------------------------------------
Balance, March 31, 1996                75           25,300          12,547         (2,080)         (3,474)          32,368
Net income                            ---              ---           3,365            ---             ---            3,365
Shares deferred in lieu of
 pay                                  ---               30             ---            ---             ---               30
Net adjustment for foreign
  currency translation                ---              ---             ---           (569)            ---             (569)
                                  -----------------------------------------------------------------------------------------
Balance, March 31, 1997                75           25,330          15,912         (2,649)         (3,474)          35,194

Net income                            ---              ---           2,333            ---             ---            2,333
Shares deferred in lieu of
 pay                                  ---               20             ---            ---             ---               20
Treasury stock                                                                                       (453)            (453)
Net adjustment for foreign
  currency translation                ---              ---             ---         (1,385)            ---           (1,385)
                                  -----------------------------------------------------------------------------------------
Balance, March 31, 1998             $  75         $ 25,350         $18,245        $(4,034)        $(3,927)        $ 35,709
                                  =========================================================================================



                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY


                                                                          YEAR ENDED MARCH 31,

                                                               1998               1997             1996

                                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                              $   2,333         $   3,365         $   3,055
     Adjustments to reconcile net income to net cash
        provided by operating activities
          Depreciation and amortization                          4,408             3,333             2,511
          (Income) loss from equity investment                     ---               (28)               98
          Deferred income taxes                                    301               703               468
          Deferred directors' fees                                  20                30                20
          Changes in operating assets and liabilities           (5,334)              (43)            3,211
                                                           -----------------------------------------------
          Net cash provided by operating activities              1,728             7,360             9,363

CASH FLOWS FOR INVESTING ACTIVITIES:
     Additions to property, plant, and equipment                (3,391)          (14,259)          (14,220)
     Acquisitions                                                  ---            (8,525)              ---
                                                           -----------------------------------------------
         Net cash used in investing activities                  (3,391)          (22,784)          (14,220)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from term loans                                      ---            23,095               ---
     Payments of term loans                                     (1,263)             (363)              ---
     Proceeds from other debt                                  218,124           198,475           168,818
     Payments of other debt                                   (214,462)         (207,278)         (160,158)

     Defeasance of industrial revenue bond                         ---               ---            (4,250)
     Acquisition of treasury stock                                (453)              ---              (108)
     Other equity transaction                                      ---               ---              (157)
                                                           -----------------------------------------------
         Net cash provided by financing  activities              1,946            13,929             4,145

Net increase (decrease) in cash                                    283            (1,495)             (712)
Effect of exchange rates on cash                                   (41)               75                84
Cash, beginning of period                                          898             2,318             2,946
                                                           -----------------------------------------------
Cash, end of period                                          $   1,140         $     898         $   2,318
                                                           ===============================================

                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------



1.  PRINCIPLES OF CONSOLIDATION, BUSINESS DESCRIPTION AND ACCOUNTING POLICIES

         Consolidation and Presentation -- The consolidated financial statements include the accounts of the Company and its subsidiary, Cold Metal Products, Limited, a Canadian Company. All significant intercompany transactions and accounts have been eliminated.

         Business Description -- The Company is in the intermediate steel processing business and processes specialty and conventional strip steel, and premium and standard sheet steel, to meet the critical requirements of precision parts manufacturers. Through cold rolling, annealing, normalizing, edge-conditioning, oscillate- winding, slitting, and cutting-to-length, the Company provides value-added products to manufacturers in the automotive, construction, cutting tools, consumer goods, and industrial goods markets. The Company also supplies specialty steel distributors. Its customers are located predominately in the U.S. and Canada.

         During fiscal 1998, 1997, and 1996, approximately 44%, 41% and 37% of the Company's sales, respectively, and 44%, and 43% of accounts receivable at March 31, 1998 and 1997, respectively, were with companies in the automotive industry. The balance of the Company's net sales are approximately equally divided among the other markets served. During fiscal 1998, 1997, and 1996, the Company's ten largest customers accounted for 31%, 31% and 35% of the Company's net sales. No single customer accounted for 10% or more of sales in any of the years. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

         Production facilities are located in Youngstown and Ottawa, Ohio; Indianapolis, Indiana; New Britain and Waterbury, Connecticut; Hamilton and Concord Ontario; and Pointe Claire, Quebec, Canada.

         Results of Foreign Operations -- Net sales, operating income and net income, respectively, of the Company's Canadian subsidiary were $158.9 million, $5.1 million and $2.0 million in fiscal 1998; $155.3 million, $5.2 million and $2.5 million in fiscal 1997; and $97.6 million, $2.0 million and $634,000 in fiscal 1996. Identifiable assets of the Canadian subsidiary were $67.8 million and $71.2 million at March 31, 1998 and 1997, respectively. The remainder of the Company's consolidated net sales, operating income, net income and assets are related to operations in the United States.

         Both United States and Canadian operations sell to customers located predominately in the United States and Canada. Of total net sales, approximately 51% was to customers in the United States, 48% to customers in Canada, and less than 1% to customers in other countries.

         Inventories -- Inventories are valued at the lower of cost or market. Cost of domestic inventories is determined under the last-in, first-out (LIFO) method; cost of inventories of the Canadian subsidiary is determined on the first-in, first-out (FIFO) method. Domestic inventories represent approximately 49% of total consolidated inventories at both March 31, 1998 and 1997. Under the FIFO method of inventory pricing, domestic inventories would have been approximately $2,017,000 and $2,622,000 higher at March 31, 1998 and 1997, respectively.

         In fiscal 1997, inventory quantities were reduced resulting in a liquidation of certain LIFO inventory layers carried at costs which were different than the cost of current purchases. The effect of the LIFO liquidation in fiscal 1997 increased income before taxes by $199,000 respectively, and net income by $128,770.

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

         Goodwill -- Goodwill is amortized using the straight-line method over a period of forty years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted cash flows. The accumulated amount amortized at 3/31/98 and 3/31/97 was $144,000 and $77,000, respectively.

         Revenue Recognition -- Revenue is recognized when products are shipped to customers. Sales returns and allowances are treated as a reduction to sales and are provided for based on historical experience and current estimates.

         Start-up Costs -- Start-up costs are expensed as incurred.

         Stock Based Compensation -- The Company accounts for its stock option plans using the intrinsic value accounting method, measured as the difference between the option exercise price and the market value of the stock at the measurement date. Accordingly, no compensation expense has been recognized for its stock-based compensation plans in the accompanying financial statements as all option exercise prices were equal to market price on the date of grant.

         Earnings Per Share -- In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 simplifies the standards for computing earnings per share (EPS), replacing the presentation of primary EPS with a presentation of basic EPS, which includes only the weighted average number of common shares outstanding and does not include any potentially dilutive securities in the calculation. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. For fiscal 1998, 1997 and 1996, basic and dilutive earnings per share amounts are the same as the effect of dilutive outstanding stock options is immaterial.

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

         New Accounting Standards -- The Financial Accounting Standards Board has issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes new standards for reporting comprehensive income and its components. The Company does not expect that comprehensive income will differ materially from net income, except for foreign currency translation adjustments included in comprehensive income. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments such as a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company does not expect adoption of the standard to have a material effect on financial position or results of operations, as the Company operates in one business segment, intermediate steel processing.

2.  OTHER BALANCE SHEET INFORMATION


                                                                                MARCH 31,

                                                                       1998                   1997

                                                               --------------------------------------------
                                                                              (In thousands)
RECEIVABLES:
     Customers                                                 $              36,546  $              41,932
     Allowance for doubtful accounts                                            (550)                  (546)
                                                               --------------------------------------------
                                                               $              35,996  $              41,386
                                                               ============================================
INVENTORIES:
     Raw materials                                             $              28,241  $              28,209
     Work in process                                                          14,978                 15,048
     Finished goods                                                           10,484                  6,847
                                                               --------------------------------------------
                                                               $              53,703  $              50,104
                                                               ============================================
PREPAID AND OTHER CURRENT ASSETS:
     Prepaid expenses                                          $               1,470  $                 603
     Deferred income taxes                                                     1,664                  1,487
                                                               --------------------------------------------
                                                               $               3,134  $               2,090
                                                               ============================================

PROPERTY, PLANT, AND EQUIPMENT:
     Land                                                      $               2,192  $               2,227
     Buildings                                                                17,810                 17,829
     Machinery and equipment                                                  59,290                 56,481
     Construction in process                                                   1,291                  1,696
                                                               --------------------------------------------
                                                               $              80,583  $              78,233
                                                               ============================================
OTHER ASSETS:
     Deferred income taxes                                     $               3,177  $               3,629
     Goodwill                                                                  2,417                  2,566
     Other                                                                     3,434                  3,603
                                                               --------------------------------------------
                                                               $               9,028  $               9,798
                                                               ============================================
OTHER CURRENT LIABILITIES:
     Payroll and related employee benefits                     $               5,066  $               5,342
     Other                                                                     2,931                  3,203
                                                               --------------------------------------------
                                                               $               7,997  $               8,545
                                                               ============================================

3.  ACQUISITIONS

         Effective June 18, 1996, Cold Metal Products, Limited acquired the remaining outstanding shares of its 50% equity affiliate, Direct Steel, Inc., ("Direct Steel"), for approximately $2.6 million. Direct Steel operates a steel service center located in Concord, Ontario, Canada. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities were recorded at estimated fair values. The allocation of purchase price resulted in goodwill of approximately $1.9 million, which is being amortized over 40 years.

         On November 1, 1996, Cold Metal Products, Limited acquired real property and steel processing equipment at Hamilton, Ontario for approximately $5.9 million including acquisition costs. The purchase was completed utilizing the Company's existing banking facilities and short-term seller financing. The transaction was accounted for as a purchase and assets and liabilities were recorded at estimated fair values.

4.  DEBT

                                                           SHORT-TERM                           LONG-TERM
                                                           MARCH 31,                            MARCH 31,
                                                    1998               1997              1998               1997
                                              -------------------------------------------------------------------------
Committed facility                            $           1,358  $           1,115 $          42,000  $          27,000
Discretionary facility                                      ---             10,621               ---                ---
Term notes                                                1,378              1,456            18,859             21,330
                                              -------------------------------------------------------------------------
Total                                         $           2,736  $          13,192 $          60,859  $          48,330
                                              =========================================================================


         The Company has a committed credit facility which provides availability based on a percentage of accounts receivable, inventory, and an amortizing term loan. On April 1, 1998, the Company amended its credit facility agreement to provide total borrowing availability of $70 million and eliminate the discretionary facility between Direct Steel and its lender. On the same date, Direct Steel was amalgamated into its parent, Cold Metal Products, Limited.

         The amended facility continues to provide for borrowing at Libor rates plus one-half percent. The agreement extends through October 2, 2000, and contains certain financial and other covenants, including restrictions on payment of dividends, with which the Company was in compliance at March 31, 1998. Under the committed facility, the Company has determined that $1.4 million would be subject to repayment with funds generated from operating activities during the business cycle. As such, these funds are reflected as short-term in nature. The weighted average interest rate at March 31, 1998 and 1997 was 6.2% and 7.4%, respectively. The facility is collateralized by accounts receivable, inventory, common stock of the Canadian subsidiary, and property, plant and equipment. As of March 31, 1998, the credit line supported letters of credit in the amount of $448,000.

         In December 1996, the Company borrowed $21.8 million under an eight and one-half year term loan at a fixed rate of 8.8% secured by the fixed assets of its expanded Ottawa, Ohio facility. Proceeds of the loan were used to pay-down debt under the Company's primary lending facility. The term loan agreement contains certain financial and other covenants with which the Company was in compliance at March 31, 1998. At March 31, 1998, approximately $20.2 million of the term loan was outstanding. Aggregate maturities of the term loan for the next five fiscal years are as follows: 1999 - $1.4 million; 2000 - $1.5 million; 2001 - $1.6 million; 2002 - $1.8 million; and 2003 - $2.0 million.

5.  INCOME TAXES

         Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (ii) operating loss and tax credit carryforwards. Components of the Company's deferred tax liabilities and assets are as follows:

                                                                                 MARCH 31,

U.S.:                                                                      1998            1997
                                                                        --------------------------
                                                                              (In thousands)
Deferred tax assets:
     Postretirement and postemployment benefit obligations               $ 5,755         $ 5,994
     Inventory basis differences                                             (75)             44
     Reserves not currently deductible                                       743             877
     Tax operating loss carrryforwards (expires 2012 and 2013)             2,162             622
     Tax credit carryforwards  (expires 2002, 2003 and unlimited)            375             256
                                                                        --------------------------
                                                                           8,960           7,793
     Valuation allowance                                                    (313)           (313)
                                                                        --------------------------
                                                                           8,647           7,480
Deferred tax liabilities-property basis differences                       (3,196)         (1,838)
                                                                        --------------------------
Total U.S.                                                                 5,451           5,642


CANADA:
Deferred tax assets:
     Postretirement and postemployment benefit obligations                   120             112
     Reserves  not currently deductible                                       25              26
     Tax operating loss carryforwards (expires 2005)                         550             ---
                                                                        --------------------------
                                                                             695             138
Deferred tax liabilities:
     Property  basis differences                                            (578)           (448)
     Pension asset                                                          (727)           (216)
                                                                        --------------------------
                                                                          (1,305)           (664)
                                                                        --------------------------
Total Canada                                                                (610)           (526)
                                                                        --------------------------
Net deferred tax asset                                                   $ 4,841         $ 5,116
                                                                        ==========================


The provision for income taxes includes:

                                                YEAR ENDED MARCH 31,
                                          1998         1997           1996
                                     -----------------------------------------
                                                  (In thousands)
                                     -----------------------------------------
CURRENT TAXES:
   U.S. federal                      $        87   $       (182)  $        825
   Canadian federal and provincial         1,019          1,128            310
   State and local                            31             51             82
                                     -----------------------------------------
                                           1,137            997          1,217
DEFERRED TAXES:
   U.S.                                       95            620            457
   Canadian                                  206             83             11
                                     -----------------------------------------
                                             301            703            468
                                     -----------------------------------------
Total                                $     1,438   $      1,700   $      1,685
                                     =========================================

Reconciliations of the U.S. federal statutory tax rate to the effective tax rate are as follows:

                                                             YEAR ENDED MARCH 31,
                                                  1998                 1997                 1996
                                             ---------------------------------------------------
U. S. federal statutory tax rate                  35.0%                35.0%                35.0%
Effect of graduated rates                         (1.0)                (1.0)                (1.0)
Effect of Canadian rates                           2.6                  1.0                 (0.8)
State taxes                                        0.8                  0.7                  2.4
Reduction in valuation allowance                   0.0                 (1.5)                (1.3)
Equity (income) loss                               0.0                 (0.2)                 0.8
Other                                              0.7                 (0.4)                 0.4
                                             ---------------------------------------------------
Effective tax rate                                38.1%                33.6%                35.5%
                                             ===================================================

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

Domestic pension expense includes the following components:

                                                      YEAR ENDED MARCH 31,
                                             1998            1997               1996
                                        ------------------------------------------------
                                                         (In thousands)
Service cost                            $          730   $          686    $         597
Interest cost                                    1,670            1,489            1,261
Actual return on assets                         (6,421)          (2,021)          (3,289)
Net amortization                                 4,784              628            2,154
Cost of special termination benefits               149              293              ---
                                        ------------------------------------------------
Domestic pension expense                $          912   $        1,075    $         723
                                        ================================================

Accrued domestic pension asset/liability in the balance sheets is as follows:

                                                                             MARCH 31,
                                                                         1998            1997
                                                                   ------------------------------
                                                                           (In thousands)
Vested accumulated benefit obligation                              $        19,325   $     14,344
Nonvested accumulated benefits                                               3,129          2,247
                                                                   ------------------------------
Accumulated benefit obligation                                              22,454         16,591
Effect of projected salary increases                                         3,687          2,653
                                                                   ------------------------------
Projected benefit obligation                                                26,141         19,244
Plan assets at market value                                                 27,197         20,035
                                                                   ------------------------------
Plan assets in excess of projected benefit obligation                       (1,056)          (791)
Unrecognized net obligation                                                 (1,367)        (1,508)
Unrecognized net gain                                                        1,477          2,213
Additional liability                                                           ---            100
                                                                   ------------------------------
Net domestic pension (asset) liability                             $          (946)  $         14
                                                                   ==============================

Assumptions used in developing the domestic pension information were:

                                                               YEAR ENDED MARCH 31,
                                                    1998               1997               1996
                                              -------------------------------------------------------
Discount rate for obligation                        7.00%              8.25%              8.00%
Discount rate for expense                           8.25               8.00               8.25
Long-term rate of investment return                 8.50               8.50               8.50
Salary increase rate                                5.00               5.00               5.00



         Domestic employees are eligible to participate in savings plans, which include a 401(k) feature. The Company matches employee contributions 50% to 100%, in ranges of 3% to 6% of basic earnings. Employees vest in matching contributions after attaining three years of service. Company matching contributions were $602,000, $556,000 and $430,000 for fiscal 1998, 1997 and
1996, respectively.

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

Canadian pension expense includes the following components:

                                                         YEAR ENDED MARCH 31,
                                              1998                 1997               1996
                                       --------------------------------------------------------
                                                            (In thousands)
DEFINED BENEFIT PLAN:
     Service cost                      $              174     $          132     $          110
     Interest cost                                    302                225                182
     Actual return on assets                         (242)              (179)              (144)
     Net amortization                                 108                 74                 57
                                       --------------------------------------------------------
                                                      342                252                205
Defined contribution plan                             281                255                234
                                       --------------------------------------------------------
Canadian pension expense               $              623     $          507     $          439
                                       ========================================================

Accrued Canadian pension asset/ liability in the balance sheets is as follows:

                                                                                            MARCH 31,
                                                                                        1998          1997
                                                                                 -----------------------------
                                                                                           (In thousands)
DEFINED BENEFIT PLAN:
Projected benefit obligation-fully vested                                        $        4,777   $      3,712
Plan assets at market value                                                               4,864          2,841
                                                                                 -----------------------------
Projected benefit obligation (less than) in excess of plan assets                           (87)           871
Unrecognized net obligation                                                              (2,088)        (1,499)
Additional liability (included in postretirement and other benefits)                          0          1,499
                                                                                 -----------------------------
Net Canadian pension (asset) liability                                           $       (2,175)   $       871
                                                                                 =============================

         The Canadian pension information was developed using a discount rate of 7% and 8% and a long term rate of investment return of 8% and 8% for fiscal 1998 and 1997, respectively.

7.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS  OTHER THAN PENSION

Net postretirement benefit cost consisted of the following components :

                                                                             YEAR ENDED MARCH 31,
                                                                      1998           1997          1996
                                                                  ------------------------------------------
                                                                                (In thousands)
Service cost                                                      $         142  $         141 $         163
Interest cost                                                               825            793           864
Net amortization                                                           (720)          (718)         (645)
                                                                  ------------------------------------------
Total                                                             $         247  $         216 $         382
                                                                  ==========================================

         The Company's postretirement benefit plans are not funded. The status of the plans' accumulated postretirement benefit obligation is as follows:

                                                                MARCH 31,
                                                            1998         1997
                                                       ---------------------------
                                                              (In thousands)

Retirees                                               $       6,116 $       5,161
Fully eligible active plan participants                        2,646         2,463
Other active plan participants                                 3,046         2,453
Unrecognized net gain                                          1,090         2,650
Unrecognized prior service cost                                2,600         3,164
                                                       ---------------------------
Postretirement benefits                                       15,498        15,891
Postemployment benefits                                          100           100
                                                       ---------------------------
Total postretirement and postemployment
benefits                                               $      15,598 $      15,991
                                                       ===========================

         The assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation as of March 31, 1998 was 10.0% for pre-age 65 payments (8.0% for post-age 65 payments) decreasing linearly each successive year until it reaches 5.5% in 2007 for pre-age 65 payments and 2003 for post-age 65 payments, after which it remains constant. A one percentage-point increase in assumed healthcare cost trend rate for each year would increase the accumulated postretirement benefit obligation and net postretirement benefit cost by approximately 2% and 10%, respectively. The assumed discount rate as of March 31, 1998 and 1997, used in determining the accumulated postretirement benefit obligation was 7.00% and 8.25%, respectively.

8.  MANAGEMENT INCENTIVE PROGRAMS

         The Company has a discretionary deferred compensation plan for certain key employees. The Company's policy is to expense and fund to a trust fund, annually, amounts for services rendered, $100,000, $116,000 and $141,000 in fiscal 1998, 1997, and 1996, respectively. The amounts vest 100% five years from the grant date, contingent upon continued employment or attainment of a normal retirement.

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


                                                                                        YEAR ENDED MARCH 31,
                                                                                  1998             1997            1996
                                                                           ----------------------------------------------
Outstanding at beginning of year                                                 397,500          375,000         210,000
Granted                                                                              ---           22,500         165,000
                                                                           ----------------------------------------------
Outstanding at end of year (prices ranging from $5.75 to $10.00 per share)       397,500          397,500         375,000
                                                                           ==============================================
Exercisable at end of year                                                       192,500          160,000          50,000
Available for grant at end of year                                               317,850          317,850         340,350

         The Company's Non-Employee Directors' Incentive Plan, which was adopted on March 3, 1994 and amended by the shareholders on July 20, 1996, provides for the issuance of shares to Directors (i) on a deferred basis, in lieu of payment of annual retainer fees and (ii) through options granted at the beginning of a director's terms or, on a discretionary basis, thereafter. The Plan reserves for issuance 60,000 shares for deferral elections and 100,000 shares for the granting of options. At the beginning of his or her term, each director is granted an option to purchase 10,000 shares at a price equal to the market price on the date of the grant, exercisable after three years or upon certain specified events, such as a sale or merger of the Company. Options grantable on a discretionary basis under the plan are exercisable no less than six months from the date of the grant. Deferral elections under the plan allow each eligible director to defer receipt of director fees in cash or common stock until a specified period after his or her resignation or certain other events, such as a sale or merger of the Company. Amounts deferred under this election were 4,000 shares in fiscal 1998 and 5,581 shares in fiscal 1997.
Details of stock options under the plan are as follows:

                                                                                           YEAR ENDED MARCH 31,
                                                                           -----------------------------------------------------
                                                                                       1998              1997              1996
                                                                           -----------------------------------------------------
Outstanding at beginning of year                                                      75,000            65,000            30,000
Granted                                                                                  ---            10,000            35,000
                                                                           -----------------------------------------------------
Outstanding at end of year (prices ranging from $5.75 to $10.00 per share)            75,000            75,000            65,000
                                                                           =====================================================
Exercisable at end of year                                                            50,000            30,000                --
Available for grant at end of year                                                    25,000            25,000            35,000

9.  SUPPLEMENTAL CASH FLOW INFORMATION


                                                                  YEAR ENDED MARCH 31,
                                                             1998                1997              1996
                                                --------------------------------------------------------
CHANGES IN OPERATING ASSETS AND LIABILITIES                          (In thousands)
(Increase) decrease in assets:
     Receivables                                $            4,705  $          (1,325) $           5,371
     Inventories                                            (4,417)             5,110             11,356
     Prepaid expenses and  other assets                       (754)              (261)              (287)
Increase (decrease) in  liabilities:


     Accounts payable                                       (2,558)            (3,244)           (11,603)
     Other liabilities                                      (2,310)              (323)            (1,626)
                                                --------------------------------------------------------
                                                $           (5,334) $             (43) $           3,211
                                                ========================================================
Interest paid                                   $            4,617  $           3,904  $           3,811
                                                ========================================================
Income taxes paid                               $              455  $             724  $           2,097
                                                ========================================================

10.  COMMON STOCK

         Under a stock repurchase program authorized by the Company's Board of Directors, the Company purchased 88,000 shares of treasury stock in fiscal 1998 for a total of $453,000. Current financing agreements allow for the repurchase of stock not to exceed an aggregate amount of $2.0 million. The aggregate amount purchased by the Company under the program to date totals $847,000. In March 1998, the Board of Directors authorized an additional 100,000 share stock repurchase program to be completed over an unspecified period of time.

11.  COMMITMENTS AND CONTINGENCIES

         The Company leases certain facilities and various equipment under noncancelable leases expiring through February 2002. The future minimum obligations under noncancelable operating leases in effect at March 31, 1998 are: $569,000 in 1999, $482,000 in 2000, $453,000 in 2001, $310,000 in 2002 and
$0 thereafter. Total rental expense for operating leases was $1,047,000, $914,000 and $855,000 in fiscal 1998, 1997, and 1996, respectively.

         In December 1997, a jury in the Mahoning County Common Pleas Court issued a verdict against the Company awarding $950,000 in favor of an injured employee. In May 1998, the court awarded prejudgment interest related to the verdict in the amount of $350,000. The Company, on the advice of counsel, is vigorously pursuing all appropriate procedures to have the verdict overturned, including post-trial motions and appeals. Additionally, the Company is pursuing it rights to indemnity under various insurance policies.

         Although there can be no assurance that the Company will be successful in its effort to have the verdict overturned or indemnified under insurance policies, management believes a reasonable estimate of the final outcome is approximately $450,000, which the Company has provided as a reserve in fiscal 1998. Although the outcome of the case, to the extent that it exceeds the reserve, could have a material adverse effect on future results of operations of the Company in a particular quarterly or annual period, the Company believes that the effect would not have a material adverse effect on the Company's consolidated financial position.

         Certain other claims, suits, and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, none of these other such claims, suits or complaints is material and in the aggregate they will not have a material adverse effect on the Company's results of operations or financial condition.

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following tables set forth certain quarterly financial data.


                                                                      YEAR ENDED MARCH 31, 1998
                                        --------------------------------------------------------------------------------------
                                                               (In thousands, except per share amounts)
                                          1ST QUARTER       2ND QUARTER       3RD QUARTER      4TH QUARTER       FISCAL YEAR
Net sales                               $         78,232   $       73,694    $     67,059     $     70,228       $   289,213
Gross profit                                       5,993            6,397           5,738            6,286            24,414
Net income                              $            479   $          585    $        514     $        755       $     2,333
                                        ======================================================================================
Basic and diluted income per share      $           0.07   $         0.08    $       0.07     $       0.11       $      0.33
                                        ======================================================================================



                                                                            YEAR ENDED MARCH 31, 1997
                                        --------------------------------------------------------------------------------------
                                                               (In thousands, except per share amounts)
                                          1ST QUARTER       2ND QUARTER       3RD QUARTER      4TH QUARTER       FISCAL YEAR
Net sales                               $         62,405   $       71,646   $       73,162   $       78,811    $     286,024
Gross profit                                       6,438            6,308            5,248            5,897           23,891
Net income                              $          1,405   $        1,011   $          437   $          512    $       3,365
                                        ======================================================================================
Basic and diluted  income per share     $         0.20     $         0.14   $         0.06   $         0.07    $        0.47
                                        ======================================================================================

                                                                     SCHEDULE II



                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)



                                         Balance at         Charged to       Other         Deductions         Balance at
                                         ----------         ----------       -----         ----------         ----------
                                        April 1, 1995       Costs and                                       March 31, 1996
                                        -------------       ---------                                       --------------
              Description                                    Expenses
              -----------                                    --------
Allowance for doubtful accounts       $        679          $     537            --        $    (748) (1)    $    468
Inventory aging reserves (2)          $      1,604                 --            --        $    (110) (3)    $  1,494

                                         Balance at         Charged to       Other         Deductions         Balance at
                                         ----------         ----------       -----         ----------         ----------
                                        April 1, 1996       Costs and                                       March 31, 1997
                                        -------------       ---------                                       --------------
              Description                                    Expenses
              -----------                                    --------
Allowance for doubtful accounts       $        468                 --          $ 78(4)            --         $    546
Inventory aging reserves (2)          $      1,494                 --            --        $     (58) (3)    $  1,436

                                         Balance at         Charged to       Other         Deductions         Balance at
                                         ----------         ----------       -----         ----------         ----------
                                        April 1, 1997       Costs and                                       March 31, 1998
                                        -------------       ---------                                       --------------
             Description                                     Expenses
             -----------                                     --------
Allowance for doubtful accounts       $        546          $        4           --               --         $    550
Inventory aging reserves (2)          $      1,436          $      188           --               --         $  1,624


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         In addition to the information reported in Part I of this Form 10-K under the caption "Executive Officers of the Registrant," the information on pages 2 through 3 of the Proxy Statement under the heading "Election of Directors" and on page 9 of the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

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

1.       Consolidated Financial Statements
         ---------------------------------
         Included under Item 8 of this report:
         Opinion of Independent Public Accountants.
         Consolidated Balance Sheets, March 31, 1998 and 1997
         Consolidated Statement of Operations for the each of the three years in the period ended March 31, 1998. Consolidated Statement of Shareholders' Equity for each of the three years in the period ended March 31, 1998. Notes to Consolidated Financial Statement for each of the three years in the period ended March 31, 1998.

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

         All other Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  Exhibits

Exhibit No. and Description                                                               Location
---------------------------                                                               --------

(3)(i)(a)     Restated Certificate of Incorporation of Registrant           Previously filed as Exhibit 3.1 to the
                                                                            Company's Registration Statement on Form
                                                                            S-1, which became effective on March 21,
                                                                            1994 at 4:00 p.m. (Commission File No.
                                                                            33-74986)


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

(3)(ii)        Amended By-Laws of Registrant                                Previously filed as Exhibit E-1 to the
                                                                            Company's 1994 Annual Report on Form
                                                                            10-K filed on June 29, 1994

(4)            Specimen stock certificate for the Common Stock              Previously filed as Exhibit E-1 to the
                                                                            Company's 1995 Annual Report on Form
                                                                            10-K filed on June 29, 1995

(10)(a)        Third Amended and Restated  Credit Facility and              Exhibit (10)(a) hereto.
               Security Agreement between The Bank of New
               York and the Company, dated as of April 1, 1998,
               which amended and restated the  Second Amended
               and Restated Discretionary Credit facility
               previously filed  and listed as Exhibit 10(a) to the
               Company's Annual Report on Form 10K for the
               fiscal year ended March 31, 1997.

(10)(b)        Cold Metal Canadian Subsidiary Guaranty Agreement,           Previously filed as Exhibit 3.1 to the
               dated as of July 31, 1987, between Irving Trust Company      Company's Registration Statement on Form
               (predecessor to The Bank of New York) and Registrant's       S-1, which became effective on March 21,
               Canadian Subsidiary, Cold Metal Products Company, Ltd.       1994 at 4:00 p.m. (Commission File No.
                                                                            33-74986)

(10)(c)        Supply Agreement, dated February 1987, as amended            Previously filed as Exhibit 10.3 to the
               June 20, 1989, December 31, 1992 and December 31, 1993,      Company's Registration Statement on Form
               subject to request for confidential treatment                S-1, which became effective on March 21,
                                                                            1994 at 4:00 p.m. (Commission File No.
                                                                            33-74986)

(10)(d)        Tax Sharing and Indemnification Agreement, dated             Previously filed as Exhibit 10.5 to the
               January 31, 1994, among Registrant and its                   Company's Registration Statement on Form
               affiliates                                                   S-1, which became effective on March 21,
                                                                            1994 at 4:00 p.m. (Commission File No.
                                                                            33-74986)

(10)(e)        Special Incentive Compensation Plan of                       Previously filed as Exhibit 10.10 to the
               Registrant, effective December 1, 1993                       Company's Registration Statement on Form
                                                                            S- 1,which became effective on March 21,
                                                                            1994 at 4:00 p.m. (Commission File No.
                                                                            33-74986)

(10)(f)        Special Incentive Compensation Plan Trust                    Previously filed as Exhibit 10.11 to the
               Agreement, dated January 28, 1994                            Company's Registration Statement on Form
                                                                            S-1, which became effective on March 21,
                                                                            1994 at 4:00 p.m. (Commission File No.
                                                                            33-74986)

(10)(g)        Amended and Restated 1994 Incentive Program                  Previously filed as Exhibit A to the
                                                                            Company's 1995 Proxy Statement filed on
                                                                            June 22, 1995.

(10)(h)        Share Purchase and Loan Agreement, dated                     Previously filed as Exhibit 10.13 to the
               December 30, 1993, among Cold Metal Products                 Company's Registration Statement on Form
               Company, Ltd., Lance and Mara Dunlap, 955404                 S-1, which became effective on March 21,
               Ontario, Inc. and Direct Steel, Inc.                         1994 at 4:00 p.m. (Commission File No.
                                                                            33-74986)

(10)(i)        Share Purchase and Loan Amendment.  Agreement                Previously filed as Exhibit E-5 to the
               dated March 23, 1994 among Cold Metal Products               Company's 1994 Annual Report on Form
               Company, Ltd., Lance and Mara Dunlap, 955404                 10-K filed on June 29, 1994
               Ontario Inc. and Direct Steel, Inc.

(10)(j)        Shareholders Agreement, dated March                          Previously filed as Exhibit E-6 to the
               23, 1994, Cold Metal Products Company, Ltd.                  Company's 1994 Annual Report on Form
               Lance and Mara Dunlap, 955404 Ontario Inc. and               10-K filed on June 29, 1994
               Direct Steel, Inc.

(10)(k)        Supply Agreement, dated March 23, 1994,                      Previously filed as Exhibit E-7 to the
               between Cold Metal Products Company, Ltd. and                Company's 1994 Annual Report on Form
               Direct Steel, Inc.                                           10-K filed on June 29, 1994

(10)(l)        Agreement between Registrant and The Stanley                 Previously filed as Exhibit 10.20 to the
               Works, dated February 17, 1994                               Company's Registration Statement on Form
                                                                            S-1, which became effective on March 21,
                                                                            1994 at 4:00 p.m. (Commission File No.
                                                                            33-74986)

(10)(m)        Amended and Restated Non-Employee Directors'                 Previously filed as Exhibit B to the
               Incentive Plan                                               Company's 1995 Proxy Statement filed on
                                                                            June 22, 1995.

(10)(n)        Master Equipment Lease Agreement, Equipment                  Previously filed as Exhibit E-2 to the
               Schedule No. 01 and related addenda between                  Company's 1995 Annual Report on Form
               Cold Metal Products, Inc. and KeyCorp Leasing                10-K filed on June 29, 1995.
               Ltd.

(10)(o)        Russell Metal, Inc. and Cold Metal Products                  Previously filed as an exhibit to the
               Company, Ltd. Asset Purchase Agreement dated                 Company's Report on Form 10-Q for the
               10/21/96.                                                    fiscal quarter ended December 31, 1996.

(10)(p)        Loan Agreement between Cold Metal Products,                  Previously filed as an exhibit to the
               Inc. and The CIT Group/Equipment Financing,                  Company's Report on Form 10-Q for the
               Inc.                                                         fiscal quarter ended December 31, 1996.

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

(23)           Independent Auditors'  Consent.                              Exhibit 23 hereto.

(27)           Financial Data Schedule.                                     Exhibit 27 hereto.

(b)  Reports on Form 8-K

      None filed during the year ended March 31, 1998.

(c) Exhibits Required by Item 601 of Regulation S-K

      Exhibits 3 (i)(a)-(b), (10)(b)-(f), (10)(h), (10)(l), and (21) are
incorporated herein by reference to the Company's Registration Statement on Form S-1, which was previously filed and became effective on March 21, 1994 at 4:00 p.m. (Commission file No. 33-74986.) Exhibits (3)(ii), and (10)(i)-(k), are incorporated herein by reference to the Company's Annual Report on Form 10-K (Commission file No. 1-12870) for the fiscal year ended March 31, 1994. Exhibits 4, and (10)(n), are incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995. Exhibits (10)(g) and (10)(m) are incorporated herein by reference to the Company's 1995 Proxy Statement filed on June 22, 1995. Exhibits (10)(o)-(p) are incorporated herein by reference to the Company's Report on Form 10-Q (Commissions file No. 1-12870) for the fiscal quarter ended December 31, 1996. The remaining exhibits are contained herein.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      COLD METAL PRODUCTS, INC.



June 24, 1998                         By  /s/ James R. Harpster
                                          --------------------------------------
                                          James R. Harpster
                                          President and Chief Executive Officer

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 24, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ R. Quintus Anderson         Chairman of the Board of Directors
-----------------------------
R. Quintus Anderson


/s/ James R. Harpster           President, Chief Executive Officer and Director
-----------------------------   (Principal Executive Officer)
James R. Harpster


/s/ Heidi A. Nauleau            Director
-----------------------------
Heidi A. Nauleau


/s/ Gordon A. Wilber            Director
-----------------------------
Gordon A. Wilber


/s/ Wilbur J. Berner            Director
-----------------------------
Wilbur J. Berner


                                Director
-----------------------------
Claude F. Kronk


/s/ Robert D. Neary             Director
-----------------------------
Robert  D. Neary


/s/ Edwin H. Gott, Jr.          Director
-----------------------------
Edwin H. Gott, Jr.


/s/ Peter B. Sullivan           Director
-----------------------------
Peter B. Sullivan


/s/ John E. Sloe                Vice President, Chief Financial Officer
-----------------------------   (Principal Financial and Accounting Officer)
John E. Sloe