Form 10-Q
period 1998-06-30
COLD METAL PRODUCTS INC
filed 1998-08-10
CIK 918653

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30,  1998

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

Number of shares of Common Stock outstanding as of July 21, 1998:  7,074,250

                            COLD METAL PRODUCTS, INC.
                                  SEC FORM 10-Q
                           Quarter Ended June 30, 1998






                                      Index
                                      -----

                                                                        Page No.
PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Statements of Operations................................3
Condensed Consolidated Balance Sheets..........................................4
Condensed Consolidated Statements of Cash Flows................................5
Notes to Condensed Consolidated Financial Statements...........................6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..............................................8


PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings ..................................................10
Item 2.   Changes in Securities...............................................10
Item 3.   Defaults Upon Senior Securities.....................................10
Item 4.   Submission of Matters to a Vote of Securities Holders...............10
Item 5.   Other Information...................................................10
Item 6.   Exhibits and Reports on Form 8-K....................................10
Signatures        ............................................................10



                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                Three Months Ended June 30,
                                                                                ---------------------------
                                                                                1998                    1997
                                                                                ----                    ----
Net sales                                                               $         66,856        $        78,232

Cost of sales                                                                     61,420                 72,239
                                                                        ----------------        ---------------

Gross profit                                                                       5,436                  5,993

Selling, general, and administrative expenses                                      3,797                  4,104

Interest expense                                                                   1,130                  1,137
                                                                        ----------------        ---------------

Income before income taxes                                                           509                    752

Income taxes                                                                         147                    273
                                                                        ----------------        ---------------
Net income                                                              $            362        $           479
                                                                        ================        ===============


Basic and diluted net income per share                                  $           0.05        $          0.07
                                                                        ================        ===============

Weighted average common shares outstanding                                     7,074,250              7,162,118
                                                                        ================        ===============


                 See notes to consolidated financial statements.




                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                            June 30,            March 31,
                                                                            --------            ---------
                                                                              1998                1998
                                                                              ----                ----
Assets:
Cash                                                                    $            982     $         1,140
Receivables                                                                       31,290              35,996
Inventories                                                                       54,026              53,703
Prepaid and other current assets                                                   2,892               3,134
                                                                        ----------------     ---------------
            Total current assets                                                  89,190              93,973
Property, plant  and equipment - at cost                                          81,644              80,583
Less accumulated depreciation                                                    (34,086)            (33,203)
                                                                        ----------------     ---------------
            Property, plant and equipment - net                                   47,558              47,380
Other assets                                                                       8,919               9,028
                                                                        ----------------     ---------------
            Total assets                                                $        145,667     $       150,381
                                                                        ================     ===============

Liabilities and shareholders' equity:
Revolving line of credit                                                $          2,778     $         2,736
Accounts payable                                                                  25,699              26,467
Other current liabilities                                                          7,693               7,997
                                                                        ----------------     ---------------
            Total current liabilities                                             36,170              37,200
Long-term debt                                                                    58,496              60,859
Postretirement and other benefits                                                 16,486              16,613
Shareholders' equity:
Common stock, $.01 par value; 15,000,000 shares
  authorized, 7,532,250 shares issued                                                 75                  75
Additional paid-in capital                                                        25,360              25,350
Retained earnings                                                                 18,608              18,245
Cumulative translation adjustment                                                 (5,601)             (4,034)
Less treasury stock, 458,000 shares, at cost                                      (3,927)             (3,927)
                                                                        ----------------     ---------------
            Total shareholders' equity                                            34,515              35,709
                                                                        ----------------     ---------------
            Total liabilities and shareholders' equity                  $        145,667     $       150,381
                                                                        ================     ===============

                 See notes to consolidated financial statements.




                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      Three Months Ended June 30,
                                                                                      ---------------------------
                                                                                        1998                1997
                                                                                        ----                ----
Cash flows from operating activities:
   Net income                                                               $            362      $          479
   Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
     Depreciation and amortization                                                     1,168               1,251
     Deferred directors' fees                                                             10                  20
   Changes in operating assets and liabilities:
        Accounts receivable                                                            4,162                (546)
        Inventory                                                                     (1,126)             (3,216)
        Accounts payable                                                                (664)              2,182
        Accrued expense and other                                                       (156)             (1,422)
                                                                            ----------------      --------------
     Net cash provided by (used in) operating activities                               3,756              (1,252)

Cash flows from investing activities:
   Additions to property, plant and equipment                                         (1,707)             (1,087)
                                                                            ----------------      --------------
    Net cash used in investing activities                                             (1,707)             (1,087)

Cash flows from financing activities:
   Payments of term loans                                                               (333)               (353)
   Proceeds from other debt                                                           47,606              60,469
   Payments of other debt                                                            (49,467)            (56,727)
   Acquisition of treasury stock                                                         ---                 (11)
                                                                            ----------------      --------------
     Net cash provided (used) by  financing activities                                (2,194)              3,378
Net decrease in cash                                                                    (145)              1,039
Effect of translation adjustment                                                         (13)                  3
Cash at beginning of period                                                            1,140                 898
                                                                            ----------------      --------------
Cash  at end of period                                                      $            982      $        1,940
                                                                            ================      ==============


                 See notes to consolidated financial statements.

                            COLD METAL PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  OPINION OF MANAGEMENT

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Cold Metal Products, Inc. and subsidiary (the Company) as of June 30, 1998 and March 31, 1998, the results of operations for the three month periods ended June 30, 1998 and 1997, and changes in cash flows for the three months ended June 30, 1998 and 1997. The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and therefore, should be read in conjunction with the audited consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended March 31, 1998.

The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments such as a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company does not expect adoption of this standard to have a material effect on financial position or results of operation, as the Company operates in one business segment, intermediate steel processing.

NOTE 2. RESULTS OF FOREIGN OPERATIONS

Net sales, operating income, and net income (loss), respectively, of the Company's Canadian operations were $33.8 million, $64,000 million and $(249,000) for the quarter ended June 30, 1998, and $45.0 million, $1.7 million and $800,000 for the quarter ended June 30, 1997.


NOTE 3.  PER SHARE CALCULATIONS

Primary earnings per common share have been computed based upon the average weighted outstanding shares of 7,074,250 for the three months ended June 30, 1998 and 7,162,118 for the three month period ended June 30, 1997. Basic and dilutive earnings per share amounts are the same as the effect of dilutive outstanding stock options is immaterial.

NOTE 4.  INVENTORIES

Inventories are classified as follows:

                                       June 30,          March 31,
                                       --------          ---------
                                         1998               1998
                                         ----               ----
                                             (In thousands)
Raw Materials                      $       29,517      $         28,241
Work-in-process                            14,824                14,978
Finished goods                              9,685                10,484
                                   --------------      ----------------
Total inventories                  $       54,026      $         53,703
                                   ==============      ================


NOTE 5. DIRECTORS' INCENTIVE PLAN

In accordance with Non-Employee Directors' Incentive Plan, one director has elected to receive shares of stock on a deferred basis in lieu of cash payments of his 1999 annual retainer fee. As of June 30, 1998, a total of 14,483 of the 60,000 shares reserved under the Plan for such deferral elections, was committed to be issued at the end of the deferment period, which is a specified period after the Director's resignation or certain other events, such as a sale or merger of the Company.

NOTE 6.  CONTINGENCIES

In July 1998, the Company negotiated a settlement in connection with a court awarded verdict against the Company involving an injured employee. The settlement had no significant impact to the Company's statement of operations for the three months ended June 30, 1998 or the consolidated financial position as of June 30, 1998.

NOTE 7.  COMPREHENSIVE INCOME

Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new standards for reporting comprehensive income and its components. Comprehensive income is a measurement of all changes in shareholders' equity that result from transactions and other economic events other than transactions with shareholders.

Consolidated statements of comprehensive income are as follow:

                                                                  Three Months Ended
                                                                  ------------------
                                                                        June 30,
                                                                        --------
                                                                    (In thousands)
                                                                    --------------
                                                                 1998                1997
                                                                 ----                ----
Net income                                                  $         362       $        479
Other comprehensive income, net of tax:
  Foreign currency translation  adjustments                        (1,567)                43
                                                            -------------       ------------
Comprehensive income                                         $     (1,205)      $        522
                                                            =============       ============

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

Results of Operations
---------------------
         The following table presents the Company's results of operations as a percentage of net sales:

                                                            Quarter Ended June 30,
                                                            ----------------------
                                                             1998            1997
                                                             ----            ----

          Net sales                                        100.0%           100.0%
          Cost of sales                                     91.9             92.3
                                                            ----             ----
          Gross profit                                       8.1              7.7
          Selling, general, and administrative expenses      5.7              5.3
          Interest expense                                   1.7              1.4
                                                             ---              ---
          Income before income taxes                         0.7              1.0
          Income taxes                                       0.2              0.4
                                                             ---              ---
          Net income                                         0.5%             0.6%
                                                             ===              ===

     Net sales for the three-months ended June 30, 1998 were $66.9 million, representing a $11.4 million or 14.5% decrease from the corresponding three months ended June 30, 1997. Volume of tons shipped was down 15%, accounting for a $12.1 million sales decrease, offset by a slight increase in sales dollars per ton of $700,000, due to a shift in sales mix to specialty strip, a higher revenue product. Though sales volume was up at the expanded Ottawa facility, several factors combined to account for the overall loss of volume and revenue. Lower activity levels in the Canadian service center markets resulted from the Company's decision to reduce lower-margin business, the General Motors work stoppage impacted shipments, financial conditions in Asia resulted in low priced imports capturing some of the Company's market share, and a lower Canadian exchange rate affected the sales dollars comparison.

     Gross profit for the three months ended June 30, 1998 was $5.4 million or 8.1% of net sales, compared to $6.0 million or 7.7% of net sales for the three months ended June 30, 1997. The drop in sales volume was somewhat offset by the effect of cost-reduction efforts implemented last year, as well as improvement in margins at the Ottawa facility.

     Selling and administrative costs of $3.8 million in the quarter ended June 30, 1998 represented 5.7% of sales as compared to $4.1 million in the quarter ended June 30, 1997, which represented 5.3% of sales. Lower selling and administrative costs also reflect the effect of cost-reduction efforts implemented at the end of the prior fiscal year, as well as effects from lower exchange rates.

     Interest expense was $1.1 million or 1.7% of net sales for the three months ended June 30, 1998 was unchanged from $1.1 million or 1.4% in the first quarter of fiscal year 1997.

     Income before taxes was $509,000 or .7% of net sales for the three months ended June 30, 1998. The income before taxes for the three months ended June 30, 1997 was $752,000, or 1.0% of net sales.

     Income taxes for the three month period ended June 30, 1998 were $147,000 or .2% of net sales compared to $273,000, or .4% of net sales for the same period ended June 30, 1997. The effective tax rate was 28.9% in the first quarter of fiscal year 1998 compared with a 36.3% rate for the prior year period. The lower effective tax rate in the current year period reflected the reversal of a small portion of valuation allowance.

     Net income for the three months ended June 30, 1998 was $362,000, or $.05 per share based on 7,074,250 shares as compared to $479,000, or $.07 per share based on 7,162,118 shares for the three months ended June 30, 1997.

     As the Company enters its second fiscal quarter, the General Motors strike and the adverse financial conditions in Asia present certain challenges for the Company. Continued weakness in the Asian markets and the effects of the General Motors strike and rate of recovery could continue to negatively impact volume and profit levels.

Liquidity and Capital Resources
-------------------------------

     Net cash provided by operating activities was $3.8 million for the three months ended June 30, 1998, reflecting cash provided from net income, non-cash depreciation charges, and changes in working capital. Changes in working capital reflected a decrease in accounts receivable which resulted from lower sales volume levels during the quarter, somewhat offset by an increase in inventories and a slight decrease in accounts payable due to timing of purchases.

     Cash used in investing activities was $1.7 million for the three months ended June 30, 1998, reflecting spending for capital projects during the quarter.

     Cash flows from financing activities consumed $2.2 million for the three months ended June 30, 1998. The Company's various bank lending arrangements provide a maximum borrowing availability of approximately $89.9 million of which $61.3 million was outstanding at June 30, 1998.

     Management expects that cash generated from operating activities and its borrowing capacity will be sufficient to meet planned capital expenditure needs and other cash requirements for the next twelve months.

PART II.  OTHER INFORMATION
ITEM  1.  LEGAL PROCEEDINGS.
There are no legal proceedings to be reported.

ITEM 2. CHANGE IN SECURITIES.
There have been no changes in securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
There have been no defaults upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
There were no submissions of matters to a vote of the shareholders in the quarter ended June 30, 1998.

ITEM 5. OTHER INFORMATION.
There is no other information to report.

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

July 29, 1998