Form 10-Q
period 1998-09-30
COLD METAL PRODUCTS INC
filed 1998-11-12
CIK 918653

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1998

                           or

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

Number of shares of Common Stock outstanding as of October 31, 1998:  7,024,250

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                                  SEC FORM 10-Q
                        Quarter Ended September 30, 1998





                                      Index
                                      -----

                                                                                                       Page No.
PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Statements of Operations ............................................................3
Condensed Consolidated Balance Sheets.......................................................................4
Condensed Consolidated Statements of Cash Flows.............................................................5
Notes to Condensed Consolidated Financial Statements........................................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...............8


PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings ...............................................................................11
Item 4.   Submission of Matters to a Vote of Securities Holders............................................11
Item 5.   Other Information................................................................................11
Item 6.   Exhibits and Reports on Form 8-K.................................................................11
Signatures.................................................................................................12

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            Three Months Ended                       Six Months Ended
                                                            ------------------                       ----------------
                                                               September 30,                           September 30,
                                                               -------------                           -------------
                                                         1998                 1997              1998                1997
                                                         ----                -----              ----                ----

Net sales                                            $    61,367         $    73,694        $   128,223         $   151,926
Cost of sales                                             57,610              67,297            119,030             139,536
                                                     -----------         -----------        -----------         -----------
Gross profit                                               3,757               6,397              9,193              12,390

Selling, general, and administrative expenses              4,243               4,316              8,040               8,420
Interest expense                                           1,138               1,163              2,268               2,300
                                                     -----------         -----------        -----------         -----------
Income (loss) before income taxes                         (1,624)                918             (1,115)              1,670
Income tax expense (benefit)                                (610)                333               (463)                606
                                                     -----------         -----------        -----------         -----------
Net income (loss)                                    $    (1,014)        $       585        $      (652)        $     1,064
                                                     ===========         ===========        ===========         ===========

Basic and diluted
Net income (loss) per share                          $     (0.14)        $      0.08        $     (0.09)        $      0.15
                                                     ===========         ===========        ===========         ===========

Weighted average common shares outstanding             7,069,005           7,157,109          7,071,613           7,159,600
                                                     ===========         ===========        ===========         ===========




            See notes to condensed consolidated financial statements.

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                               September 30,      March 31,
                                                               -------------      ---------
                                                                   1998              1998
                                                                   ----              ----

ASSETS:
Cash                                                            $     455         $   1,140
Receivables                                                        34,482            35,996
Inventories                                                        50,752            53,703
Prepaid and other current assets                                    3,838             3,134
                                                                ---------         ---------
            Total current assets                                   89,527            93,973
Property, plant  and equipment - at cost                           82,037            80,583
Less accumulated depreciation                                     (34,747)          (33,203)
                                                                ---------         ---------
            Property, plant and equipment - net                    47,290            47,380
Other assets                                                        8,743             9,028
                                                                ---------         ---------
            Total assets                                        $ 145,560         $ 150,381
                                                                =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Short-term borrowings                                           $   7,947         $   2,736
Accounts payable                                                   23,681            26,467
Other current liabilities                                           8,072             7,997
                                                                ---------         ---------
            Total current liabilities                              39,700            37,200
Long-term debt                                                     58,124            60,859
Postretirement and other benefits                                  16,416            16,613
Shareholders' equity:
Common stock, $.01 par value; 15,000,000 shares
  authorized, 7,532,250 shares issued                                  75                75
Additional paid-in capital                                         25,360            25,350
Retained earnings                                                  17,594            18,245
Cumulative translation adjustment                                  (7,705)           (4,034)
Less treasury stock, 478,000 and 458,000 shares, at cost           (4,004)           (3,927)
                                                                ---------         ---------
            Total shareholders' equity                             31,320            35,709
                                                                ---------         ---------
            Total liabilities and shareholders' equity          $ 145,560         $ 150,381
                                                                =========         =========



            See notes to condensed consolidated financial statements

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                         Six Months Ended September 30,
                                                         ------------------------------
                                                             1998              1997
                                                             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                      $    (652)        $   1,064
   Adjustments to reconcile net income to cash
       provided by (used in) operating activities:
     Depreciation and amortization                            2,233             2,392
     Deferred directors' fees                                    10                20
     Changes in operating assets and liabilities:
        Accounts receivable                                     146              (708)
        Inventory                                             1,115            (2,219)
        Accounts payable                                     (2,506)              279
        Accrued expenses and other                             (742)           (1,389)
                                                          ---------         ---------
   Net cash used in operating activities                       (396)             (561)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                (3,045)           (1,896)
                                                          ---------         ---------
   Net cash used in investing activities                     (3,045)           (1,896)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of term loans                                       (341)             (715)
   Proceeds from revolving line of credit                    88,450           113,392
   Payments of revolving line of credit                     (85,268)         (109,592)
   Treasury stock acquisition                                   (77)              (70)
                                                          ---------         ---------
     Net cash provided by financing activities                2,764             3,015

Net increase (decrease) in cash                                (677)              558
Effect of exchange rates on cash                                 (8)              ---
Cash at beginning of period                                   1,140               898
                                                          ---------         ---------
Cash at end of period                                     $     455         $   1,456
                                                          =========         =========

            See notes to condensed consolidated financial statements.

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  OPINION OF MANAGEMENT

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Cold Metal Products, Inc. and Subsidiary (the Company) as of September 30, 1998 and March 31, 1998, the results of operations for the three month and six month periods ended September 30, 1998 and 1997, and changes in cash flows for the six months ended September 30, 1998 and 1997. The results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the audited consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended March 31, 1998.

NOTE 2.  RESULTS OF FOREIGN OPERATIONS

Net sales, operating income (loss), and net income (loss), respectively, of the Company's Canadian subsidiary were $29.4 million, $(308,000), and $(468,000) for the quarter ended September 30, 1998, and $41.5 million, $2.0 million, and $970,000 for the quarter ended September 30, 1997. Comparable net sales, operating income (loss), and net income (loss), respectively, for the six months ended September 30, 1998 were $63.2 million, $(244,000), and $(717,000) and for the six months ended September 30, 1997, $86.4 million, $3.7 million, and $1.8 million.

NOTE 3.  PER SHARE CALCULATIONS

Primary earnings per common share have been computed based upon the average weighted outstanding shares of 7,069,005 and 7,157,109 for the three months ended September 30, 1998 and 1997, respectively, and 7,071,613 and 7,159,600 for the six months ended September 30, 1998 and 1997, respectively. Basic and dilutive earnings per share amounts are the same as the effect of dilutive outstanding stock options is immaterial.

NOTE 4.  INVENTORIES

Inventories are classified as follows:



                                    September 30,         March 31,
                                    -------------         ---------
                                        1998                1998
                                        ----                ----
                                             (In thousands)
Raw Materials                      $      27,364       $       28,241
Work-in-process                           13,842               14,978
Finished goods                             9,546               10,484
                                   -------------       --------------
Total inventories                  $      50,752       $       53,703
                                   =============       ==============



NOTE 5.  DIRECTORS' INCENTIVE PLAN

In accordance with the Non-Employee Directors' Incentive Plan, one director has elected to receive shares of stock on a deferred basis in lieu of cash payments of his fiscal 1999 annual retainer fee. As of September 30, 1998, a total of 14,483 shares of the 60,000 shares reserved under the Plan for such deferral elections, was committed to be issued at the end of the deferment period, which is a specified period after the Director's resignation or certain other events, such as a sale or merger of the Company.


NOTE 6. COMMON STOCK

Under a stock repurchase program authorized by the Company's Board of Directors, the Company purchased 20,000 shares of treasury stock in the six month period ended September 30, 1998, for a total of $77,000. Current financing agreements allow for the repurchase of stock not to exceed an aggregate amount of $2.0 million. The aggregate amount purchased by the Company under the program to date totals $957,000.


NOTE 7. CONTINGENCIES

In July 1998, the Company negotiated a settlement in connection with a court awarded verdict against the Company involving an injured employee. The settlement had no significant impact on the Company's statement of operations for the six months ended September 30, 1998, or the consolidated financial position as of September 30. 1998.

NOTE 8.  COMPREHENSIVE INCOME

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

Consolidated statements of comprehensive income are as follows:


                                                     Three Months Ended                Six Months Ended
                                                     ------------------                ----------------
                                                     September 30, 1998               September 30, 1998
                                                     ------------------               ------------------
                                                                       (In thousands)
                                                    1998            1997            1998            1997
                                                    ----            ----            ----            ----
Net income (loss)                                 $(1,014)        $   585         $  (652)        $ 1,064
Other comprehensive loss, net of tax:
  Foreign currency translation adjustments         (2,104)            (79)         (3,671)            (36)
                                                  -------         -------         -------         -------
Comprehensive income (loss)                       $(3,118)        $   506         $(4,323)        $ 1,028
                                                  =======         =======         =======         =======

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

Results of Operations
---------------------
         The following table presents the Company's results of operations as a percentage of net sales:


                                                                    THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                      SEPTEMBER 30,                            SEPTEMBER 30,
                                                                1998                1997                 1998                1997
Net sales                                                       100.0%              100.0%              100.0%              100.0%
Cost of sales                                                    93.9                91.3                92.8                91.8
                                                 -------------------------------------------------------------------------------
Gross profit                                                      6.1                 8.7                 7.2                 8.2
Selling, general, and administrative
  expenses                                                        6.9                 5.9                 6.3                 5.6
Interest expense                                                  1.8                 1.6                 1.8                 1.5
                                                 -------------------------------------------------------------------------------
Income (loss) before income taxes                                -2.6                 1.2                -0.9                 1.1
Income taxes                                                     -1.0                 0.4                -0.4                 0.4
                                                 -------------------------------------------------------------------------------
Net income (loss)                                                -1.6%                0.8%               -0.5%                0.7%
                                                 -------------------------------------------------------------------------------


         Net sales for the three months ended September 30, 1998 were $61.4 million, representing a $12.3 million or 16.7% decrease from the three months ended September 30, 1997. The decrease in sales is attributable mainly to a 14.4% decrease in tons shipped, accounting for $10.6 million of the sales decrease. Lower selling price, primarily mix related, accounted for $1.7 million of sales decrease. Lower customer requirements, particularly in the Canadian operations, resulted from the General Motors work stoppage and financial conditions in Asia which resulted in low priced imports capturing some of the Company's market share. Lower Canadian exchange rates also impacted the comparison. Somewhat offsetting these negative effects was an increase is sales at the expanded Ottawa facility.

         For the six months ended September 30, 1998, net sales of $128.2 million were down $23.7 million from the $151.9 million of the prior year period. As was the case for the three months ended September 30, 1998, the decrease was mainly attributable to lower volumes resulting from the effects of the General Motors work stoppage and the Asian financial crisis, as well as the effect of a lower Canadian exchange rate. Improved shipments from the Ottawa facility somewhat offset these effects.

         Gross profit for the three months ended September 30, 1998 was $3.8 million or 6.1% of net sales, which was a decrease of $2.6 million over the three months ended September 30, 1997. Gross profit for the three months ended September 30, 1997 was $6.4 million, or 8.7% of net sales. Gross profit for the six months ended September 30, 1998 was $9.2 million or 7.2% of net sales compared to $12.4 million or 8.2% of net sales for the six months ended September 30, 1997. The decrease in margins is a direct result of the lower volumes described above, as the Company was unable to absorb and sell a portion of its fixed costs.

         Selling and administrative costs of $4.2 million for the three months ended September 30, 1998 represented 6.9% of sales; selling and administrative costs for the three months ended September 30, 1997 were $4.3 million, or 5.9% of net sales. Expense in the current year period reflected a special charge of $750,000 related to the chief executive officer's retirement agreement, which was offset by lower accrued compensation costs related to incentive compensation plans, effects of cost-reduction efforts implemented at the end of the prior fiscal year as well as effects from lower exchange rates. For the six month period ended September 30, 1998, selling and administrative costs were $8.0 million, or 6.3% of net sales, compared to $8.4 million, or 5.6% of net sales for the six months ended September 30, 1997, again reflecting the aforementioned effects.

         Interest expense was $1.1 million, or 1.8% of net sales for the three months ended September 30, 1998 and was almost unchanged as compared to $1.2 million or 1.6% of net sales for the three months ended September 30, 1997. For the six months ended September 30, 1998, interest expense was $2.3 million, or 1.8% of net sales, unchanged in total compared to $2.3 million, or 1.5% of net sales for the six month period ended September 30, 1997.

         Income (loss) before taxes was $(1.6) million, or (2.6)% of net sales for the three months ended September 30, 1998. For the three months ended September 30, 1997, income before taxes was $918,000, or 1.2% of net sales. For the six months ended September 30, 1998, income (loss) before taxes was $(1.1) million, or (.9)% of net sales, compared with $1.7 million, or 1.1% of net sales for the six months ended September 30, 1997.

         Income tax benefit for the three months ended September 30, 1998 was $(610,000), or (1.0)% of net sales compared to expense of $333,000, or .4% of net sales for the same period ended September 30, 1997. Tax (benefit) expense for the six months ended September 30, 1998 was $(463,000), or .(5)% of net sales, compared to $606,000, or .4% of net sales for the six months ended September 30, 1997. Actual effective tax rates remained unchanged for the three months ended September 30, 1998 compared to the prior year quarter, though effects of the blending of rates for various jurisdictions affected the calculated effective rate. The income tax benefit for the six months ended September 30, 1998 as compared to the prior year period reflected the reversal of a small portion of valuation allowance.

         Net loss for the three months ended September 30, 1998 was $(1.0) million, or $(.14) per share as compared to net income of $585,000, or $.08 per share for the three months ended September 30, 1997. Net loss for the six months ended September 30, 1998 was $(652,000) or $.(.09) per share compared to net income of $1.1 million or $.15 per share for the six months ended September 30, 1997.

Liquidity and Capital Resources
-------------------------------

         During the six months ended September 30, 1998, operating activities consumed $396,000 in cash, compared to cash consumed of $561,000 for the six months ended September 30, 1997. Cash inflows in the current year resulting from depreciation and inventory reductions were more than offset by a net loss, and decreases in accounts payable and accrued expenses.

         Cash used in investing activities was $3.0 million for the six months ended September 30, 1998, reflecting spending for capital projects during the period.

         Cash flows from financing activities provided $2.8 million for the six months ended September 30, 1998. The Company's various bank lending arrangements provide a maximum borrowing availability of approximately $89.6 million of which $66.1 million was outstanding at September 30, 1998.

          Management expects that cash generated from operating activities and the Company's borrowing capacity will be sufficient to meet planned capital expenditure needs and other cash requirements for the next twelve months.

Year 2000
---------

         The Year 2000 issue relates to computer programs which recognize a date using "00" as the year 1900 rather than the year 2000. The Company must determine whether its systems are capable of recognizing and handling date information accurately and without interruption before, during and after January 1, 2000.

         Most of the Company's critical information technology systems have been modified, tested, and/or certified from vendors as being Year 2000 compliant. Certain other non-information technology systems are in the process of being inventoried, tested or certified in accordance with a compliance plan. Under this plan, the Company expects that all of its non-compliant systems or equipment will be fully tested and compliant by the end of calendar 1998.

         The Company has initiated a formal inquiry process with its suppliers and vendors with which the Company has significant relationships to evaluate the extent to which the Company is vulnerable to third party failure to remedy Year 2000 problems. The Company evaluates replies, as it receives them and is working with the third parties to correct those problems. Based on its experience thus far, the Company anticipates receiving replies from most of its significant suppliers and vendors by the end of calendar year 1998.

         The Company estimates that the total cost of achieving Year 2000 compliance for its internal systems and equipment is less than $150,000. Most of the cost to date, approximately $100,000, has been funded by allocation of existing resources rather than incurring incremental costs. The Company expects to continue to fund most of the remaining costs by allocation of existing resources.

         Based on assessment of its major information technology and non-information technology systems, the Company believes that all necessary modifications and testing will be completed in a timely manner to insure that the Company is Year 2000 compliant. While the Company is verifying the readiness of its major suppliers and vendors, there is no assurance that all third parties on which the Company relies will be Year 2000 compliant in a timely manner. The worst case scenario for the Company would involve general failure of infrastructure systems such as electrical power. While the Company will continue to devolop contingency plans intended to allow the Company to move production among its various facilities, substitute alternate suppliers, or reduce or suspend operations in the case of a major infrastructure failure, the resulting disruption could have a material adverse effect on the Company's business or consolidated financial statements.

Forward-Looking Information
---------------------------

         This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "expect", "believe", anticipate," "plan" and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, general business and economic conditions competitive factors such as availability and pricing of steel, changes in customer demand, work stoppages by customers, potential equipment malfunctions, Year 2000 problems or other risks and uncertainties discussed in the Company's 10K report.

PART II.  OTHER INFORMATION
ITEM  1.  LEGAL PROCEEDINGS

         There are no legal proceedings to be reported. For certain proceedings previously reported, see Form 10K for the fiscal year ended March 31, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Company's Annual Meeting of Shareholders for 1998 was held on July 23, 1998.

         (b) See Item (c) below

         (c) At the Annual Meeting of Shareholders the following matters were voted:

                  1. Nine directors were elected to serve for a term of one year by the following vote:

                                        Share Voted             Shares Voted
                                        -----------             ------------
                                           "For"                 "Withheld"
                                           -----                 ----------
R. Quintus Anderson                      6,993,259                 10,405
Wilbur J. Berner                         6,993,259                 10,405
Edwin H. Gott, Jr.                       6,993,259                 10,405
James R. Harpster                        6,992,759                 10,905
Claude F. Kronk                          6,993,259                 10,405
Heidi A. Nauleau                         6,993,259                 10,405
Robert D. Neary                          6,993,259                 10,405
Peter B. Sullivan                        6,993,259                 10,405
Gordon A. Wilber                         6,993,259                 10,405

                  2. The selection of Deloitte & Touche LLP as independent auditors for the Company was confirmed, ratified, and approved by a vote of 6,995,359 shares for, 2,105 shares against, and 6,200 shares abstaining.

ITEM 5.  OTHER INFORMATION

         On October 22, 1998, Cold Metal Products, Inc. elected Raymond P. Torok as its President, Chief Executive Officer and Director. Effective as of October 21, 1998, James R. Harpster resigned his positions as President, Chief Executive Officer and Director. A copy of the press release announcing these matters is attached as Exhibit 99.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         (a)      Exhibit Number and Description
                  (10)(q) Amendment No. 1 to Third Amended and Restated Credit and Security Agreement.
                  (10)(r) Letter Agreement between James R. Harpster and Cold Metal Products, Inc.
                  (27)       Financial Data Schedule.
                  (99)       Press release dated October 22, 1998.

         (b)      Reports on Form 8-K - None



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Cold Metal Products, Inc.
                                          (Registrant)

                                   /s/ Raymond P. Torok
                                   --------------------
                                   Raymond P. Torok
                                   President, Chief Executive Officer

                                   /s/ John E. Sloe
                                   ----------------
                                   John E. Sloe
                                   Vice-President, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

November 12, 1998