Form 10-Q
period 1998-12-31
COLD METAL PRODUCTS INC
filed 1999-02-16
CIK 918653

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1998

                           or

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

Number of shares of Common Stock outstanding as of January 20, 1999:  6,977,250

                            COLD METAL PRODUCTS, INC.
                                  SEC FORM 10-Q
                         Quarter Ended December 31, 1998





                                      Index
                                      -----


                                                                                               Page No.
PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations ..........................................................  3
Consolidated Balance Sheets ....................................................................  4
Consolidated Statements of Cash Flows ..........................................................  5
Notes to Consolidated Financial Statements .....................................................  6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ..  9


PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings .................................................................... 13
Item 2.   Changes in Securities ................................................................ 13
Item 3.   Defaults Upon Senior Securities ...................................................... 13
Item 4.   Submission of Matters to a Vote of Securities Holders ................................ 13
Item 5.   Other Information .................................................................... 13
Item 6.   Exhibits and Reports on Form 8-K ..................................................... 13
Signatures ..................................................................................... 13

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            Three Months Ended                    Nine Months Ended
                                                            ------------------                    -----------------
                                                               December 31                           December 31
                                                               -----------                           -----------
                                                         1998                1997              1998                 1997
                                                         ----                ----              ----                 ----
Net sales                                            $    58,679         $    67,059        $   186,901         $   218,985
Cost of sales                                             59,496              61,321            178,525             200,857
                                                     -----------         -----------        -----------         -----------
Gross profit (loss)                                         (817)              5,738              8,376              18,128

Selling, general, and administrative expenses              3,883               3,756             11,923              12,176
Impairment of long-lived assets                            3,065                   -              3,065                   -
Interest expense                                           1,116               1,158              3,384               3,458
                                                     -----------         -----------        -----------         -----------
Income (loss) before income taxes                         (8,881)                824             (9,996)              2,494
Income taxes expense (benefit)                            (2,490)                310             (2,953)                916
                                                     -----------         -----------        -----------         -----------
Net income (loss)                                    $    (6,391)        $       514        $    (7,043)        $     1,578
                                                     ===========         ===========        ===========         ===========

Basic and diluted
Net income (loss) per share                          $     (0.91)        $      0.07        $     (1.00)        $      0.22
                                                     ===========         ===========        ===========         ===========

Weighted average common shares outstanding             7,020,011           7,147,840          7,054,350           7,155,665
                                                     ===========         ===========        ===========         ===========






                 See notes to consolidated financial statements.

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               December 31,       March 31,
                                                               ------------       ---------
                                                                   1998             1998
                                                                   ----             ----

Assets:
Cash                                                            $     194         $   1,140
Receivables                                                        25,803            35,996
Inventories                                                        43,865            53,703
Prepaid and other current assets                                    2,142             3,134
                                                                ---------         ---------
            Total current assets                                   72,004            93,973
Property, plant  and equipment - at cost                           80,535            80,583
Less accumulated depreciation                                     (35,093)          (33,203)
                                                                ---------         ---------
            Property, plant and equipment - net                    45,442            47,380
Other assets                                                       11,508             9,028
                                                                ---------         ---------
            Total assets                                        $ 128,954         $ 150,381
                                                                =========         =========

Liabilities and shareholders' equity:
Short-term debt                                                 $   1,471         $   2,736
Accounts payable                                                   21,204            26,467
Other current liabilities                                           8,740             7,997
                                                                ---------         ---------
            Total current liabilities                              31,415            37,200
Long-term debt                                                     56,710            60,859
Postretirement benefits                                            16,055            16,613
Shareholders' equity:
Common stock, $.01 par value; 15,000,000 shares
  authorized, 7,532,250 shares issued                                  75                75
Additional paid-in capital                                         25,360            25,350
Retained earnings                                                  11,204            18,245
Accumulated other comprehensive income                             (7,688)           (4,034)
Less treasury stock, 538,000 and 438,000 shares, at cost           (4,177)           (3,927)
                                                                ---------         ---------
            Total shareholders' equity                             24,774            35,709
                                                                ---------         ---------
            Total liabilities and shareholders' equity          $ 128,954         $ 150,381
                                                                =========         =========



                 See notes to consolidated financial statements

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                 Nine Months Ended
                                                                 -----------------
                                                                    December 31,
                                                                    ------------
                                                                1998             1997
                                                                ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                         $  (7,043)        $   1,578
   Adjustments to reconcile net income to cash
        provided by (used in) operating activities:
     Depreciation and amortization                               3,317             3,524
     Impairment of long-lived assets                             3,065               ---
     Deferred directors' fees                                       10                20
     Deferred income taxes                                      (1,343)              ---
     Changes in operating assets and liabilities:
        Accounts receivable                                      8,906             8,295
        Inventory                                                8,077            (8,371)
        Accounts payable                                        (5,158)           (1,172)
        Accrued expense and other                               (1,319)           (2,641)
                                                             ---------         ---------
     Net cash provided by operating activities                   8,512             1,233

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                   (4,217)           (2,521)
                                                             ---------         ---------
     Net cash used in investing activities                      (4,217)           (2,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of term loans                                       (1,022)           (1,123)
   Proceeds from debt                                          119,572           165,677
   Payments of debt                                           (123,508)         (163,107)
   Treasury stock acquisition                                     (249)             (127)
                                                             ---------         ---------
     Net cash (used) provided by financing activities           (5,207)            1,320

Net increase (decrease) in cash                                   (912)               32
Effect of translation adjustment                                   (34)              (20)
Cash at beginning of period                                      1,140               898
                                                             ---------         ---------
Cash at end of period                                        $     194         $     910
                                                             =========         =========

                 See notes to consolidated financial statements.

                            COLD METAL PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  OPINION OF MANAGEMENT

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Cold Metal Products, Inc. (the Company) as of December 31, 1998 and March 31, 1998, the results of operations for the three month and nine month periods ended December 31, 1998 and 1997, and changes in cash flows for the nine months ended December 31, 1998 and 1997. The results of operations for the periods ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the audited consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended March 31, 1998.

NOTE 2.  RESULTS OF FOREIGN OPERATIONS

Net sales, pretax income (loss), and net income (loss), respectively, of the Company's Canadian subsidiary were $29.6 million, $(6.9) million, and $(5.1) million for the quarter ended December 31, 1998, and $36.6 million, $335,000, and $211,000 for the quarter ended December 31, 1997. Comparable net sales, pretax income (loss), and net income (loss), respectively, for the nine months ended December 31, 1998 were $92.8 million, $(8.0) million, and $(5.9) million, and for the nine months ended December 31, 1997 were $123.1 million, $3.1 million, and $2.0 million.

NOTE 3.  PER SHARE CALCULATIONS

Primary earnings per common share have been computed based upon the average weighted outstanding shares of 7,020,011 for the three month period ended December 31, 1998 and 7,054,840 for the nine month period ended December 31, 1998. Primary earnings per common share have been computed based upon the average weighted outstanding shares of 7,147,840 for the three month period ended December 31, 1997 and 7,155,665 for the nine month period ended December 31, 1997. Basic and dilutive earnings per share amounts are the same as the effect of dilutive outstanding stock options is immaterial.

NOTE 4.  SPECIAL CHARGES

As a result of continued operating losses experienced at one of the Company's Canadian service center locations and the Company's projection that undiscounted future cash flows of the assets of that facility were less than the carrying amounts of those assets, the Company recognized a pretax goodwill, machinery and equipment impairment charge of $3.1 million in the quarter ended December 31, 1998. The affected machinery and equipment have been adjusted to their estimated fair market value of $1.1 million and reclassified as assets held for sale under other assets.

In addition, certain non-Lifo inventory in Canada was written down to estimated net realizable value at December 31, 1998. Results of operations for the quarter and year to date periods ended December 31, 1998 included a pre-tax charge of $2.7 million which represented excess cost over market.

In January 1999, the company initiated a restructuring plan to align its operations with current market conditions, improve the productivity of its operations, and create a more efficient organizational structure. The Company anticipates a fourth quarter pre-tax charge of $10 to $13 million to provide for remaining costs in connection with this plan. The Company projects that implementation of the plan will be substantially completed by the end of September 1999.

NOTE 5.  INVENTORIES

Inventories are classified as follows:

                                           December 31,        March 31,
                                           ------------        ---------
                                              1998                1998
                                              ----                ----
                                                 (In thousands)
Raw Materials                                $23,622            $28,241
Work-in-process                               11,645             14,978
Finished goods                                 8,598             10,484
                                   ------------------ ------------------
Total inventories                            $43,865            $53,703
                                   ================== ==================

NOTE 6.  SHORT-TERM AND LONG-TERM DEBT

As of December 31, 1998, short term and long term debt included $19.2 million of borrowings under a term loan secured by assets of the expanded Ottawa facility. The term loan agreement contains customary restrictions concerning various financial ratios. At period end, the Company was in violation with respect to a cash flow covenant. The lender has waived the instance of noncompliance through the period ending December 31, 1999.

As of December 31, 1998, long term debt included $39.0 million of borrowings under a committed credit facility collateralized by accounts receivable, inventory, common stock of the Canadian subsidiary, and property, plant and equipment. The agreement contains certain financial covenants. At December 31, 1998 the Company was in violation of a cash flow covenant which the lender has agreed to waive as of December 31, 1998 and to amend for future periods, providing for borrowing at Libor plus 150 basis points, with scheduled reductions upon achievement of certain performance goals, and extending the term through October 2002.

NOTE 7.  DIRECTORS' INCENTIVE PLAN

In accordance with the Non-Employee Directors' Incentive Plan, one director has elected to defer receipt of shares of stock in lieu of pay for his annual retainer fee. As of December 31, 1998, 14,483 shares of the 60,000 shares reserved under the Plan for such deferral elections, were committed to be issued at the end of the deferment period, which is a specified period after the Director's resignation or certain other events, such as a sale or merger of the Company.

NOTE 8.  COMMON STOCK

Under a stock repurchase program authorized by the Company's Board of Directors, the Company purchased 80,000 shares of treasury stock in the nine month period ended December 31, 1998 for a total of $249,000. Current financing agreements allow for the repurchase of stock not to exceed an aggregate amount of $3.0 million. The aggregate amount purchased by the Company under the program through December 31, 1998 totals $1,296,000.

On January 4, 1999, the Company purchased 208,050 shares of its own common stock from a former officer of the Company at $4.44 per share in accordance with a retirement agreement. The Company recorded a $274,000 charge in the three month period ended December 31, 1998 in connection with this transaction.

NOTE 9.  CONTINGENCIES

In July 1998, the Company negotiated a settlement in connection with a court awarded verdict against the Company involving an injured employee. The settlement had no significant impact on the Company's statement of operations for the nine months ended December 31, 1998, or the consolidated financial position as of December 31, 1998.

NOTE 10.  COMPREHENSIVE INCOME

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

Consolidated statement of comprehensive income are as follows:

                                                        Three Months Ended          Nine Months Ended
                                                        ------------------          -----------------
                                                         December 31, 1998          December 31, 1998
                                                         -----------------          -----------------
                                                                      (In thousands)
                                                         1998          1997           1998          1997
                                                         ----          ----           ----          ----
Net income (loss)                                      $(6,391)       $ 514       $  (7,043)      $ 1,578
Other comprehensive income, (loss) net of tax:
  Foreign currency translation adjustments                (439)         (58)         (3,654)       (1,648)
                                                       ---------------------------------------------------
Comprehensive income (loss)                            $(6,830)       $(456)      $ (10,697)      $   (70)
                                                       ===================================================

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

Results of Operations
---------------------

         The following table presents the Company's results of operations as a percentage of net sales:

                                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                  DECEMBER 31,                         DECEMBER 31,
                                                             1998               1997              1998               1997
Net sales                                                   100.0%             100.0%            100.0%             100.0%
Cost of sales                                               101.4%              91.4%             95.5%              91.7%
                                                  -------------------------------------------------------------------------
Gross profit (loss)                                          -1.4%               8.6%              4.5%               8.3%
Selling, general, and administrative
expenses                                                      6.6%               5.6%              6.4%               5.6%
Impairment of long-lived assets                               5.2%                 --              1.7%                 --
Interest expense                                              1.9%               1.7%              1.8%               1.6%
                                                  -------------------------------------------------------------------------
Income (loss) before income taxes                           -15.1%               1.3%             -5.4%               1.1%
Income taxes (benefit) expense                               -4.2%               0.5%             -1.6%               0.4%
                                                  -------------------------------------------------------------------------
Net income (loss)                                           -10.9%               0.8%             -3.8%               0.7%
                                                  =========================================================================

         Net sales for the three months ended December 31, 1998 were $58.7 million, representing an $8.4 million or 12.5% decrease from the three months ended December 31, 1997. The decrease in sales is attributable mainly to a 7.1% decrease in tons shipped, accounting for $4.7 million of the sales decrease. Lower Canadian exchange rates impacted the comparison by $2.5 million while lower revenue per ton accounted for $1.0 million of sales decrease. Lower customer requirements resulted as automotive accounts continued their inventory level corrections and low priced imports displaced Company market share and depressed selling prices. Somewhat offsetting these negative effects was an increase in sales at the expanded Ottawa facility.

         For the nine months ended December 31, 1998, net sales of $186.9 million were down $32.1 million from the $219.0 million of the prior year period. As was the case for the three months ended December 31, 1998, the decrease was mainly attributable to lower volumes resulting from the effects of the General Motors work stoppage and subsequent automotive inventory corrections, the impact of the Asian financial crisis, the import situation, and the effect of a lower Canadian exchange rate. Improved shipments from the Ottawa facility somewhat offset these effects.

         Gross profit for the three months ended December 31, 1998 was $(817,000), which reflected a special charge of $2.7 million to write-down inventory in Canada. Gross profit for the quarter before this adjustment was $1.9 million or 3.2% of net sales, which was a decrease of $3.9 million over the three months ended December 31, 1997. This decrease in margins before special charges is attributable to the low volume levels which created underutilization conditions in operations. Spreading the fixed operating costs over lower unit volumes had a significant impact on gross margins. Additionally, an increased mix of lower margin products affected the margin comparison.

         Gross profit for the nine months ended December 31, 1998 was $8.4 million or 4.5% of net sales compared to $18.1 million or 8.3% of net sales for the nine months ended December 31, 1997. The decrease in margins is a direct result of the special inventory charge, lower volumes and margins described above.

         Selling, general and administrative costs of $3.9 million for the three months ended December 31, 1998 represented 6.6% of sales; selling, general and administrative costs for the three months ended December 31, 1997 were $3.8 million, or 5.6% of net sales. Expense in the current year period reflected a special charge of $274,000 related to the former chief executive officer's retirement agreement, which was offset by lower accrued compensation costs related to incentive compensation programs, as well as effects from lower Canadian exchange rates.

         For the nine month period ended December 31, 1998, selling, general and administrative costs were $11.9 million, or 6.4% of net sales, compared to $12.2 million, or 5.6% of net sales for the nine months ended December 31, 1997. Current year activity includes $1.0 million of special charges related to the former chief executive officer's retirement agreement, lower costs related to incentive compensation programs and effects from lower Canadian exchange rates.

         For the three month period ended December 31, 1998, the Company recorded a charge of $3.1 million to recognize the impairment of goodwill, machinery and equipment at the Direct Steel Service Center facility in Canada. In January 1999, the Company's board authorized a restuctuing plan and the Company anticipates a pre-tax charge of $10 to $13 million in the quarter ending March 31, 1999 to provide for the restructuring plan. Included in this additional charge would be severance payments, pension and post-retirement charges and other costs necessary to accomplish the cost-saving initiatives of the restructuring plan. The four initiatives of the restructuring include streamlining central management staff and decentralizing company operations through the creation of separate business units, designed for flexibility, responsiveness and efficiency; combining the Indianapolis and Ottawa operations under one management team to attain more cost-effective production; reassessing the strategic fit of two unprofitable service centers in Ontario, Canada; and reducing the overall workforce by up to 25 percent. In total, the restructuring plan is estimated to result in a pre-tax cost savings of $5 million to $7 million annually, beginning with fiscal year 2000. The goal of the restructuring is to build upon the fundamental strengths of the organization, create a platform for growth, and return the Company to a respectable level of profitability.

         Interest expense was $1.1 million, or 1.9% of net sales for the three months ended December 31, 1998 and was almost unchanged as compared to $1.2 million or 1.7% of net sales for the three months ended December 31, 1997. For the nine months ended December 31, 1998, interest expense was $3.4 million, or 1.8% of net sales, relatively unchanged in total compared to $3.5 million, or 1.6% of net sales for the nine month period ended December 31, 1997.

         Income (loss) before taxes was $(8.9) million, or (15.1)% of net sales for the three months ended December 31, 1998. For the three months ended December 31, 1997, income before taxes was

$824,000, or 1.3% of net sales. For the nine months ended December 31, 1998, income (loss) before taxes was $(10.0) million, or (5.4)% of net sales, compared with $2.5 million, or 1.1% of net sales for the nine months ended December 31, 1997.

         Income tax benefit for the three months ended December 31, 1998 was $(2.5) million, or (4.2)% of net sales compared to expense of $310,000, or .5% of net sales for the same period ended December 31, 1997. Tax (benefit) expense for the nine months ended December 31, 1998 was $(3.0) million, or (1.6)% of net sales, compared to $916,000, or .4% of net sales for the nine months ended December 31, 1997. The effective tax rate for the three month and nine month periods ended December 31, 1998 reflected the effect of a permanent difference for the goodwill impairment charge taken in the quarter ended December 31, 1998.

         Net loss for the three months ended December 31, 1998 was $(6.4) million, or $(.91) per share as compared to net income of $514,000, or $.08 per share for the three months ended December 31, 1997. Net loss for the nine months ended December 31, 1998 was $(7.0) million or $(1.00) per share compared to net income of $1.6 million or $.22 per share for the nine months ended December 31, 1997.

Liquidity and Capital Resources
-------------------------------

         During the nine months ended December 31, 1998, operating activities provided $8.6 million in cash, compared to cash provided of $1.2 million for the nine months ended December 31, 1997. Cash provided by operations was the result of lower accounts receivables and inventory level reductions, somewhat offset by accounts payable and accrued expense increases.

         Cash used in investing activities was $4.2 million for the nine months ended December 31, 1998, reflecting spending for capital projects during the period. This represented a 67% increase in investing over the prior year's nine month period.

         Cash flows from financing activities consumed $5.2 million for the nine months ended December 31, 1998. The Company's two bank lending arrangements provided a maximum borrowing availability of approximately $89.2 million of which $58.2 million was outstanding at December 31, 1998. As of December 31, 1998, the Company was in violation of certain cash flow covenants under both lending agreements. The lender of the Company's term loan has waived the instance of noncompliance through the period ending December 31, 1999. The lender under the Company's committed facility has agreed to waive the noncompliance as of December 31, 1998 and to amend for future periods, providing for borrowing at Libor plus 150 basis points, with scheduled reductions upon achievement of certain performance goals, and extending the term through October 2002.

         Management expects that cash generated from operating activities and the Company's borrowing capacity will be sufficient to meet planned capital expenditure needs, cash requirements of the restructuring plan and other cash requirements for the next twelve months.

Year 2000
---------

         In Year 2000, certain computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. The Company must determine whether its systems are capable of recognizing and handling date information accurately and without interruption before, during and after January 1, 2000.

         Most of the Company's critical information technology systems have been modified, tested, and/or certified from vendors as being Year 2000 compliant. Other non-information technology systems have been inventoried, tested or certified in accordance with a compliance plan.

         The Company has initiated a formal inquiry process with its suppliers and vendors with which the Company has significant relationships to evaluate the extent to which the Company is vulnerable to third party failure to remedy Year 2000 problems. The Company continues to evaluate replies as it receives them and is working with the third parties to correct those problems or monitoring their efforts to acheive compliance. The Company has received replies from many of its significant suppliers and vendors.

         The Company estimates that the total cost of achieving Year 2000 compliance for its internal systems and equipment is less than $150,000, of which only a nominal amount remains to be spent. Most of the cost to date has been funded by allocation of existing resources rather than incurring incremental costs. The Company expects to continue to fund any remaining costs by allocation of existing resources.

         Based on assessment of its major information technology and non-information technology systems, the Company believes that all necessary modifications and testing will be completed in a timely manner to insure that the Company is Year 2000 compliant. While the Company is verifying the readiness of its major suppliers and vendors, there is no assurance that all third parties on which the Company relies will be Year 2000 compliant in a timely manner. The worst case scenario for the Company would involve general failure of infrastructure systems such as electrical power. While the Company will continue to develop contingency plans intended to allow the Company to move production among its various facilities, substitute alternate suppliers, or reduce or suspend operations in the case of a major infrastructure failure, the resulting disruption could have a material adverse effect on the Company's business or consolidated financial statements.

Forward-Looking Information
---------------------------

         This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "expect", "believe", anticipate," "plan" and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, general business and economic conditions, competitive factors such as availability and pricing of steel, changes in customer demand, work stoppages by customers, potential equipment malfunctions, Year 2000 problems, or other risks and uncertainties discussed in the Company's 10K report.

PART II.  OTHER INFORMATION
ITEM  1.  LEGAL PROCEEDINGS

         The Company is not involved in any legal proceedings which are material to its financial position.

ITEM 2.  CHANGE IN SECURITIES

         There have been no changes in securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Note 6 to the Financial Statements included as Item 1 of Part I of this Report is incorporated by reference as Item 3 of this Part II.

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

                                   Cold Metal Products, Inc.
                                           (Registrant)

                                   /s/ Raymond P. Torok
                                   ------------------------------------
                                   Raymond P. Torok
                                   President, Chief Executive Officer


                                    /s/ John E. Sloe
                                   ------------------------------------
                                   John E. Sloe
                                   Vice-President, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

February 16, 1999