Form 10-K
period 1999-03-31
COLD METAL PRODUCTS INC
filed 1999-06-29
CIK 918653

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED MARCH 31, 1999. COMMISSION FILE NUMBER 1-12870 .
                                                                    --------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (330) 758-1194
                                                          ---------------

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

THE AGGREGATE MARKET VALUE OF THE VOTING COMMON SHARES, $.01 PAR VALUE, HELD BY NON AFFILIATES OF THE REGISTRANT AS COMPUTED BY REFERENCE TO THE CLOSING PRICE ON THE NEW YORK STOCK EXCHANGE ON JUNE 11, 1999 WAS $7,065,188.

THE NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING AS OF JUNE 11, 1999 WAS 6,367,500

                            COLD METAL PRODUCTS, INC.

                  FORM 10-K - FISCAL YEAR ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                               DESCRIPTION                                                             PAGE
                               -----------                                                             ----

PART I          Item     1     Business                                                                  3
                         2     Properties                                                                7
                         3     Legal Proceedings                                                         7
                         4     Submission of Matters to a Vote of Security Holders                       8
                         4A    Executive Officers of the Registrant                                      8

PART II         Item     5     Market and Dividend Information                                           9
                         6     Selected Consolidated Financial Data                                     10
                         7     Management's Discussion and Analysis of
                               Financial Condition and Results of Operations                            11
                         8     Financial Statements and Supplementary Data                              15
                         9     Changes in and Disagreements with Accountants
                               in Accounting and Financial Disclosure                                   31

PART III        Item     10    Directors and Executive Officers  of the Registrant                      31
                         11    Executive Compensation                                                   31
                         12    Security Ownership of Certain Beneficial
                               Owners and Management                                                    31
                         13    Certain Relationships and Related Transactions                           31

PART IV         Item     14    Exhibits, Financial Statement Schedules
                               and Reports on Form 8-K                                                  31

                               Signatures                                                               35

                            COLD METAL PRODUCTS, INC.
                                FORM 10-K - 1999

                                     PART I

ITEM 1.  BUSINESS

         (a)    General Development of Business.
                --------------------------------

                Cold Metal Products, Inc. (which, together with its wholly-owned Canadian subsidiary, is referred to herein as the "Company") is a corporation organized in 1980 under the laws of the State of New York. The Company is a leading intermediate processor of flat-rolled steel engineered to meet the critical requirements of precision parts manufacturers. As an intermediate processor of flat-rolled steel, the Company purchases coils of rolled steel from primary producers and processes the steel, using techniques such as cold-rolling, annealing, normalizing, edge-conditioning and oscillate-winding, as well as more basic services of slitting and cutting to length. The Company's products include strip steel for specialty and conventional applications and processed sheet steel. "Specialty" strip is highly engineered to meet customer needs in precision parts manufacturing, and "conventional" strip is supplied to high-volume manufacturers whose purchasing criteria emphasize quality, price and service rather than unique specifications.

         (b)    Financial Information about Industry Segments
                ---------------------------------------------

                Production of specialty strip steel, conventional strip steel and processed sheet steel comprises a single segment of the intermediate steel processing industry, involving inter-related equipment, technology and raw materials. Accordingly, the Company operates in one industry segment.

         (c)    Narrative Description of Business
                ---------------------------------
                 Products and Services
                 ---------------------
                An intermediate processor of flat-rolled steel, the Company purchases coils of rolled steel from primary producers and processes the steel, using techniques such as cold-rolling, annealing, normalizing, edge-conditioning and oscillate-winding, as well as the more basic services of slitting and cutting-to-length. The Company processes and markets over 50 grades of steel, including ultra-low carbon, low carbon, medium and high carbon, very high carbon, alloy, high strength-low alloy and both 300 and 400 series stainless. The Company also processes many custom-designed grades to meet special customer and application requirements.

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

         Processed Sheet. At its steel service center, the Company produces processed sheet consisting primarily of hot-rolled, cold-rolled and galvanized steel. The Company's processed sheet steel is typically used in applications that do not require precision tolerances, such as for heating ducts, wall studs and unexposed automobile parts. The Company's steel service center purchases steel from primary steel producers and adds value by slitting, cutting to length and providing warehousing services.

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

         - Annealing is a thermal process which changes the hardness and certain metallurgical characteristics of steel. The most common means of softening strip steel for further processing or customer use is by annealing (heating and cooling) stacks of wound coils of strip steel in batch furnaces. All of the Company's strip mills are equipped for batch annealing. The Company is one of only two domestic strip producers to operate continuous annealing lines, which soften the strip steel by uncoiling the strip and passing it through a long temperature-controlled furnace to produce more uniform and grain-normalized properties in the strip. The Company believes it is the only North American producer to perform continuous annealing of high carbon and alloy steel grades.

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

         - Several finishing operations are performed by the Company, including coating and edge- conditioning. Coating is performed internally on an electro-galvanizing line at the Youngstown facility and by outside vendors for other platings or paints as needed to meet a given customer's needs. Edge-conditioning is the conditioning of edges of processed steel into square, full-round or partially-round shapes by rolling and skiving and is done at several of the Company's plants.


Recent Developments
-------------------

         In the fourth quarter of the fiscal year ended March 31, 1999, management of the Company's operations was restructured by the establishment of geographic business units. Although the Company's operations continue to comprise a single segment of the intermediate steel processing industry, involving interrelated equipment, technology and raw materials, the new structure emphasizes accountability and initiative within each geographic region of the Company's operations. A separate business unit has been established for the Company's operation in each of Youngstown, Ohio, New Britain, Connecticut, Hamilton, Ontario, Canada, Montreal, Quebec, Canada, and the Company's operations at Ottawa, Ohio and Indianapolis, Indiana. Each region is headed by a general manager who reports to the Company's corporate management. The restructuring has resulted in the streamlining of corporate management, including the elimination of some positions, such as the office of executive vice president. Corporate management now concentrates on overall business strategy, decisions regarding executive personnel, major capital projects and financial evaluation of performance of the business units. Significant autonomy is delegated to each business unit.

         Effective March 30, 1999, the company disposed of its steel service centers in Hamilton and Concord, Ontario, Canada, which prior to their disposition employed approximately 100 people and engaged in slitting of steel, primarily for the automotive and industrial goods markets. The consideration received by the Company on such disposition was based on net book value of the assets disposed of. After the disposition of the two service centers in Hamilton and Concord, the Company's only remaining steel service center is at Montreal, Quebec, Canada.

         Raw Materials.
         --------------

         The primary raw materials used in the Company's operations are hot-rolled and cold-rolled steel coils. Currently, the Company obtains steel for processing from a number of primary steel producers, and has developed cooperative relationships with its principal suppliers which, the Company believes, enable it to assure itself of the availability of steel. Pursuant to an agreement between the Company and one of its principal suppliers, the Company has agreed to purchase, and the supplier has agreed to supply, certain specified volumes of various grades and specifications of steel on competitive terms. This arrangement, which extends through the year 2001, has been, and is expected to be, significant to the Company during periods when demand for steel is high and primary steel suppliers are likely to allocate grades and quantities of steel. During the fiscal year ended March 31, 1999, the Company purchased approximately 9% of its requirements for hot-rolled and cold-rolled steel under this arrangement.

         The Company has developed supply relationships with several primary steel producers outside of the U.S. and Canada. Over the Company's last three fiscal years, approximately 13% of its steel requirements were purchased from these suppliers. The Company's ability to acquire steel from sources outside the U.S. and Canada affords it access to certain grades required for its specialty strip production and, the Company believes, can afford substantial protection in the event of limited steel supply in North America.

         The Company's largest component of cost of sales is raw material costs. These costs can vary over time due to changes in steel pricing which the Company typically passes on to customers. In periods of changing steel prices, however, reductions in the Company's raw material costs may lag behind pressure on the Company's prices or increases in raw material costs may precede increases in the Company's prices, temporarily compressing the Company's profit margins. In fiscal 1999, the Company's margins were affected by competition from low-priced imports which displaced some of the Company's processed sheet sales.

         Patents and Trademarks
         ----------------------

         The Company has no patents material to its business. With respect to trademarks, the Company has developed a proprietary LaserMatte(R) finish to enhance drawability in certain difficult forming operations, which the Company applies utilizing laser texturing technology acquired by the Company in March of 1995. The Company also has developed and produces the UniForm(R) series of specialty strip products that help customers solve problems in their manufacturing processes. These include:


  Product                    Application
  -------                    -----------
UniForm(R)100          Magnetic shielding and relay applications
UniForm(R)200          Extra-deep drawn parts
UniForm(R)300          Cup-shaped parts
UniForm(R)500          Applications involving severe bending or stretch forming
UniForm(R)700          Pre-hardened flat parts
UniForm(R)800          High-strength parts requiring high ductility
Lasermatte(R)          Laser-generated surface finish for deep drawing, friction
                       and enhanced bonding applications

         Seasonality
         -----------

         The Company experiences lower levels of net sales in the months of July, November and December, due primarily to holiday periods and customer plant shutdowns.

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

         Customers
         ---------

         The Company sells its products primarily in the automotive, construction, cutting tools, consumer goods and industrial markets and to specialty steel distributors. During the fiscal year ended March 31, 1999, 38% of the Company's net sales were to the automotive market. These sales are primarily to manufacturers who produce component parts for sale to automotive manufacturers and after-market parts suppliers. The balance of the Company's net sales are almost equally divided among the other markets served. The markets served by the Company's steel service centers during fiscal 1999 were primarily the automotive industry in Ontario and the construction industry in Quebec.

         During the fiscal year ended March 31, 1999, the Company sold products to approximately 1200 customers with the largest single customer, Borg Warner Automotive, Inc. together with its related subsidiaries, accounting for approximately 11% of the Company's net sales. The Company's ten largest customers accounted for 34% percent of its net sales during that period. During the fiscal year ended March 31, 1999, approximately 25% of the Company's net sales were made pursuant to arrangements with customers which contemplate deliveries over a period of 12 months or more.

         For the fiscal year ended March 31, 1999, approximately 50% of the Company's net sales were to customers in the U.S. and 50% were to customers in Canada, including customers of the steel service centers in Hamilton and Concord, Ontario. Less than 1% of the Company's net sales, in each of its last three fiscal years, were derived from sales to customers outside the U.S. and Canada. See Note 1 to Consolidated Financial Statements included herein at Item 8.

         Backlog
         -------

         At May 31, 1999, the Company's backlog was approximately $30 million compared with approximately $44 million at May 31, 1998. The decrease in backlog as of May 1999 reflects mainly the sale of the Canadian service center locations. Management estimates that substantially all of the existing backlog will be shipped during the current fiscal year.

         Competition
         -----------

         The intermediate steel processing industry is highly competitive. The Company competes on the basis of quality, technical expertise, price and its ability to meet the delivery demands of its customers. Its principal competitors in the specialty strip market consist primarily of small, privately-held concerns, many of which focus on certain grades, finishes or coatings. The Company's competitors in the conventional strip market include Steel Technologies, Inc., Worthington Industries and Gibraltar Steel Corporation. Imported processed steel from Japan and Europe also competes with the Company's strip steel products.

         Compliance With Environmental Regulations
         -----------------------------------------

         The Company's steel processing facilities are subject to many federal, state, provincial and local requirements relating to the protection of the environment, and the Company has made, and will continue to make, expenditures to comply with such provisions. The Company believes that its facilities are being operated in material compliance with these laws and regulations and does not believe that future compliance with such existing laws and regulations will have a material adverse effect on its results of operations or financial condition. Capital expenditures and expenses attributable to environmental control compliance were approximately $350,000 in fiscal 1999, and are forecast to be approximately $400,000 in fiscal 2000 and $450,000 in fiscal 2001.

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

         Employees
         ---------

         As of May 31, 1999, the Company employed a total of 568 people, consisting of 192 salaried, 332 union, hourly and 44 non-union, hourly employees. The total employee count is down from 834 as of May 31, 1998 as a result of the disposition of the two Ontario service centers and the restructuring of the remaining operations. The Company is a party to five collective bargaining agreements at its different facilities. The Company believes its employee relations are good.

ITEM 2.  PROPERTIES

         The following table sets forth the location, square footage and use of each of the Company's principal production facilities as of March 31, 1999.

Location(1)                   Square                   Principal Use             Owned (2)
-----------                   Footage                  -------------             ---------
                              ------

Youngstown, Ohio              430,000             Specialty Strip production      Owned

New Britain, Connecticut      290,000             Specialty Strip production      Owned

Hamilton, Ontario             314,000             Conventional Strip production   Owned
(Imperial Street)

Indianapolis, Indiana         140,000             Specialty and Conventional      Owned
                                                  Strip production


Ottawa, Ohio                  145,000             Speciality and Conventional     Owned
                                                  Strip production

Montreal, Quebec               45,000             Steel service center            Owned

(1) The table does not include steel service center facilities disposed of in March 1999.
(2) Each of the facilities owned by the Company is subject to the liens of financial institutions providing term loans and credit facilities.

         Changes in product mix result in significant variations in productive capacity of the Company's strip facilities in any measurable period. The Company estimates that its strip facilities operated at an estimated 70% of productive capacity in fiscal 1999, and the Company's slitting equipment at its steel service centers, which includes the disposed service centers in Ontario, operated at approximately 60% of productive capacity in fiscal 1999.

ITEM 3.  LEGAL PROCEEDINGS

         As of March 31, 1999, no material legal proceedings were pending against the Company. During fiscal 1999, the Company negotiated settlements, in connection with litigation commenced against it by an injured employee. The settlement agreements which were reached among the Plaintiff, the Company's insurance carriers, and the Company had no significant impact on the Company's statement of operations or consolidated financial position for the year ended March 31, 1999. Certain claims, suits and complaints arising in the ordinary course of the Company's business have been filed or are pending against the Company. In the opinion of management, none of such claims, suits or complaints is material and in the aggregate, they will not have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no submissions of matters to a vote of the shareholders in the fourth quarter of the fiscal year ended March 31, 1999.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table lists the names, positions held and ages of all the executive officers of the Company:

          Name          Age   Position with Company
          ----          ---   ---------------------

R. Quintus Anderson      68   Chairman of the Executive Committee
Heidi A. Nauleau.        42   Chairman of the Company
Raymond P. Torok         52   President and Chief Executive Officer
Corinn S. Grossetti      43   Secretary and Acting Principal Accounting Officer

           Executive officers are elected by the Board of Directors and serve at its discretion.

R. QUINTUS ANDERSON has served as Chairman of the Executive Committee of the Board of Directors since 1998. Prior to 1998, Mr Anderson was Chairman of the Board of Directors of the Company since its incorporation in 1980. Mr. Anderson and Aarque Capital Corporation, a corporation controlled by Mr. Anderson, together own approximately 57.7% of the shares of Common Stock of the Company. Aarque Capital Corporation is one of a group of privately-held corporations owned or controlled by Mr. Anderson, known as The Aarque Companies, which are in businesses unrelated to the business of the Company.

HEIDI A. NAULEAU is Chairman of the Company and a Director, having been elected to those positions in 1998 and 1993, respectively. Mrs. Nauleau is Chairman of The Aarque Companies, having been elected to that position in February 1996. Mrs. Nauleau joined The Aarque Companies in 1981 as Assistant to the Chairman and was appointed Vice President/Europe in 1984. From 1987 until 1992, she was manager of a subsidiary of Aarque Steel Corporation. Mrs. Nauleau is the daughter of R. Quintus Anderson.

RAYMOND P. TOROK is President and Chief Executive Officer of Cold Metal Products, Inc. since October 1998. He is also a Director of the Company, having been elected by the Board of Directors in October 1998, to fill the vacancy created by the resignation of James R. Harpster. Prior to joining the Company, he served as President and Chief Executive Officer of Philadelphia Gear Corporation from 1994 to 1998. From 1968 to 1994, Mr. Torok was employed by Aluminum Company of America (Alcoa).

CORINN S. GROSSETTI has served as Secretary and Acting Chief Accounting Officer since April 1999. She has held various financial positions with the Company since August 1981, including Corporate Controller from 1994 to 1995, and Corporate Accounting Manager since 1995.

                                     PART II
                                     -------

ITEM 5.  MARKET AND DIVIDEND INFORMATION

         As of June 11, 1999, there were 6,367,500 shares of common stock outstanding that were held by 97 shareholders of record. The Company has declared no dividends in either of the two previous fiscal years. The Company's ability to pay dividends in the future is limited by the terms of its credit facilities so as not to exceed twenty-five percent of after tax income on a cumulative basis exclusive of certain accounting adjustments, commencing as of March 31, 1994, and by the requirement that no dividend shall result in a default under the credit facility. Additional information regarding the principal market for the Company's common stock and market prices for the Company's common stock is set forth below.



                                              Market Price Ranges
                                              -------------------
                                         Fiscal Year Ending March 31,
                                         ----------------------------
                                      1999                           1998
                                      ----                           ----
                              High            Low            High            Low
First Quarter            $     5.06      $      4.50     $     5.88    $     4.88
Second Quarter           $     5.56      $      3.19     $     6.00    $     5.50
Third Quarter            $     3.25      $      2.00     $     6.25    $     5.06
Fourth Quarter           $     3.75      $      1.63     $     5.31    $     4.50

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA



                                                                                YEAR ENDED MARCH 31,
                                                       1999            1998             1997            1996             1995

                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales                                         $       248,536 $       289,213  $       286,024 $       227,128  $       235,145
Cost of sales                                             233,811         264,799          262,133         205,727          208,408
                                                  --------------- ---------------  --------------- ---------------  ---------------
Gross profit                                               14,725          24,414           23,891          21,401           26,737
Selling, general, and administrative
  expenses                                                 16,598          16,019           15,739          13,645           13,773
Special charges                                            10,028             ---              ---             ---              ---
Income (loss) from equity investment                          ---             ---               28             (98)             616
Interest expense                                            4,418           4,624            3,115           2,918            2,956
                                                  --------------- ---------------  --------------- ---------------  ---------------
(Loss) income  before income taxes                        (16,319)          3,771            5,065           4,740           10,624
Income tax (benefit) expense                               (3,714)          1,438            1,700           1,685            3,698
                                                  --------------- ---------------  --------------- ---------------  ---------------
Net (loss) income                                 $       (12,605)$         2,333  $         3,365 $         3,055  $         6,926
                                                  =============== ===============  =============== ===============  ===============


Basic and diluted net (loss) earnings
 per share                                        $      (1.80)  $        0.33    $        0.47   $        0.43    $        0.96
                                                  =============== ===============  =============== ===============  ===============

Weighted average shares outstanding                     6,985,612       7,142,026        7,162,250       7,172,271        7,200,201
                                                  =============== ===============  =============== ===============  ===============


BALANCE SHEET DATA:
Total assets                                      $       123,228 $       150,381  $       153,034 $       127,785  $       131,971
Working capital                                            25,573          56,773           43,419          51,450           54,794
Long-term debt                                             37,356          60,859           48,330          39,000           34,250
Shareholders' equity                                       22,016          35,709           35,194          32,368           28,616

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis provide information with respect to the results of operations of the Company for fiscal 1999, 1998 and 1997 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Results of Operations
---------------------

         The following table presents the Company's results of operations expressed as a percentage of net sales:

                                                                                              YEAR ENDED MARCH 31,

                                                                                   1999             1998          1997
                                                                                   ----             ----         -----

Net sales                                                                                100.0%          100.0%        100.0%
Cost of sales                                                                             94.1            91.6          91.7
                                                                              -----------------------------------------------
Gross profit                                                                               5.9             8.4           8.3


Selling, general, and administrative expenses                                              6.7             5.5           5.4
Special charges                                                                            4.0             --            --
Interest expense                                                                           1.8             1.6           1.1
                                                                              -----------------------------------------------
(Loss) income before income taxes                                                         (6.6)            1.3           1.8
Income tax (benefit) expense                                                              (1.5)            0.5           0.6
                                                                              -----------------------------------------------
Net (loss)  income                                                                        (5.1)%           0.8%          1.2%
                                                                              ===============================================


FISCAL 1999 COMPARED TO FISCAL 1998

         Net sales decreased $40.7 million, or 14.0%, to $248.5 million. This decrease was primarily due to a volume decrease of 11.9% from fiscal 1998, leading to a $34.4 million decrease in net sales. The decline in volume reflects the impact of several external factors including the General Motors work stoppage, the effect of the Asian financial crisis on customers, and low-priced imports. The announcement of the decision to reassess the strategic fit of the Company's Ontario service centers further impacted sales volumes in the fourth quarter. An aggregate decrease in sales revenue per ton also reduced sales by $6.3 million, reflecting an increased mix of lower revenue products and a weaker Canadian dollar. Despite the above factors, volume levels increased over fiscal 1998 at the Ottawa facility.

         Gross profit for fiscal 1999 was $14.7 million, down $9.7 million, or 39.7%, from fiscal 1998. Gross profit as a percent of sales was 5.9%, down from 8.4% in the prior year. The low volume levels had a severe adverse impact on gross profit in fiscal 1999. Also affecting gross profit was a third quarter charge of $2.7 million to write down inventories in Canada to estimated net realizable value.

         Selling, general, and administrative (SG&A) expenses of $16.6 million were up $579,000 over fiscal 1998, reflecting costs incurred in connection with the retirement of the Company's former chief executive officer. As a percent of sales, SG&A expenses were 6.7% in fiscal 1999 versus 5.5% in fiscal 1998, the increase being primarily attributable to the decrease in sales and higher SG&A expenses discussed above.

         In fiscal 1999 the Company recorded special charges of $10.0 million related to: the impairment of certain assets at the Direct Steel service center, the subsequent sale of two Ontario service centers, including the Direct Steel facility, and costs associated with a reduction of the Company's workforce. These charges were incurred in conjunction with the implementation of a restructuring plan authorized by the Company's board in January, 1999. The restructuring plan as effected included: streamlining central management staff and decentralizing company operations through the creation of separate business units to enhance flexibility, responsiveness, and efficiency; combining the Indianapolis and Ottawa operations under one management team to attain more cost effective production; and disposing of the two unprofitable service centers in Ontario. The implementation of the restructuring plan resulted in a 25% reduction in overall workforce.

         Interest expense for the year was $4.4 million, down slightly from $4.6 million in the prior fiscal year. Average effective interest rates were slightly lower in fiscal 1999, reflecting market effects, somewhat offset by higher average borrowings.

         Income tax benefit for fiscal 1999 totaled $3.7 million, with an effective tax rate of 22.7%. In fiscal 1998, income tax expense totaled $1.4 million, with an effective tax rate of 38.1%. The low effective tax rate in fiscal 1999 reflected the effect of permanent differences for a foreign currency translation adjustment charge and a goodwill impairment charge.

         The factors discussed above resulted in a net loss of $12.6 million, or 5.1% of sales, for fiscal 1999, compared to a net earnings of $2.3 million, or 0.8% of sales, in fiscal 1998.

FISCAL 1998 COMPARED TO FISCAL 1997

         Net sales increased $3.2 million, or 1.1% to $289.2 million. Volume of tons shipped was up 3.2% for a $9.0 million sales increase, offset by an aggregate decrease in sales dollars per ton of $5.8 million. Increased volume from the Ottawa expansion and stronger construction market sales were offset by the discontinuation of a sheet services brokerage business, a mix shift to lower revenue products and a weaker Canadian dollar.

         Gross profit for fiscal 1998 was $24.4 million, up $523,000, or 2.2%, over fiscal 1997. As a percent of sales, margins varied only slightly at 8.4% in fiscal 1998 versus 8.3% in fiscal 1997. Margin improvements resulted primarily from strong construction market demand and discontinuation of the brokerage business which weakened fiscal 1997 performance. Margin improvements were offset by weaker mix and the continued effect of ramp-up activity at Ottawa, where increased expenses out-paced growth in volume for the year.

         SG&A expenses of $16.0 million were up $280,000 over the fiscal 1997 level of $15.8 million, but as a percent of sales at 5.5% changed only slightly, due to the higher sales volume. The increase reflects higher sales salaries in support of operational expansion.

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

         As a result of the factors discussed above, net earnings for fiscal 1998 was $2.3 million or .8% of net sales compared to $3.4 million or 1.2% of net sales in fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital primarily to fund working capital needs, capital projects, including the acquisition, expansion and improvement of facilities, machinery and equipment and to acquire complementary steel-related businesses. The Company met its capital requirements in fiscal 1999 through cash flow from operations.

         During fiscal 1999, net cash provided by operating activities totaled $14.2 million. The $12.6 million net loss sustained for the year was more than offset by a reduction in inventories and trade receivables, along with non-cash components of the net loss, including; depreciation and amortization, the impairment of assets charge, and the loss on disposal of assets.

         Cash flows used by investing activities for fiscal 1999 totaled $5.3 million, representing normal capital spending requirements. Cash used by financing activities totaled $9.6 million.

         The Company's two bank lending arrangements provide an aggregate borrowing availability up to a maximum of approximately $88.9 million, of which $55.3 million was outstanding as of March 31, 1999. In March of 1999, the Company sold its Ontario service centers for a total of $15.6 million, of which $14.6 was treated as a current receivable on March 31, 1999. This amount was collected in April 1999 and used to reduce total bank debt.

         One of the borrowing facilities is a term loan in the approximate amount of $18.9 million secured by the fixed assets of the Company's facility in Ottawa, Ohio. At March 31, 1999, the Company was in violation with respect to a cash flow covenant which the lender has waived through the period ending December 31, 1999. Subsequent to December 1999, the Company expects to be in compliance.

         The Company's other lending agreement is a revolving credit facility secured by the rest of the Company's assets. The revolving credit facility was amended during fiscal 1999 to extend the term through October 2002, to provide for borrowings at Libor plus 150 basis points, with scheduled reductions upon achievement of certain performance goals, and to amend certain financial ratio covenants. The Company would be sensitive to a 10% market rate change in interest under this lending agreement in the approximate amount of $100,000 after taxes.

         Management expects that cash generated from operating activities and its borrowing capacity will be sufficient to meet planned capital expenditures and other cash requirements for the next twelve months.

SEASONALITY

         The Company has in the past experienced lower levels of sales in the months of July, November, and December, due primarily to holiday periods and customers' temporary plant shutdowns.

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

IMPACT OF YEAR 2000

         In the year 2000, certain computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. The Company must determine whether its systems are capable of recognizing and handling date information accurately and without interruption before, during and after January 1, 2000.

         Most of the Company's critical information technology systems have been modified, tested, and/or certified from vendors as being Year 2000 compliant. Other non-information technology systems have been inventoried, tested or certified in accordance with a compliance plan.

         The Company has initiated a formal inquiry process with its suppliers and vendors with which the Company has significant relationships to evaluate the extent to which the Company is vulnerable to third party failure to remedy Year 2000 problems. The Company continues to evaluate replies as it receives them and is working with the third parties to correct those problems or monitoring their efforts to achieve compliance. The Company has received replies from most of its significant suppliers and vendors.

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

         The foregoing information is provided in accordance with guidance furnished by the Securities and Exchange Commission in Securities Act Release No. 75558, Exchange Act Release No. 40277, dated July 29, 1998.

FORWARD-LOOKING INFORMATION

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Cold Metal Products, Inc.
Youngstown, Ohio


         We have audited the accompanying consolidated balance sheets of Cold Metal Products, Inc. and Subsidiary (the "Company") as of March 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cold Metal Products, Inc. and Subsidiary as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ Deloitte & Touche LLP
-------------------------
Cleveland, Ohio
May 14, 1999

                           CONSOLIDATED BALANCE SHEETS
                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY


                                                                       MARCH 31,
                                                                 1999               1998
                                                     (Dollars in thousands, except per share amounts)
ASSETS:
Cash                                                           $     399         $   1,140
Receivables                                                       38,772            35,996
Inventories                                                       31,481            53,703
Prepaid and other current assets                                   2,729             3,134
                                                              ----------------------------
      Total current assets                                        73,381            93,973
Property, plant, and equipment - at cost                          74,728            80,583
Less accumulated depreciation                                    (34,444)          (33,203)
                                                              ----------------------------
Property, plant and equipment - net                               40,284            47,380
Other assets                                                       9,563             9,028
                                                              ----------------------------
     Total assets                                              $ 123,228         $ 150,381
                                                              =============================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Short-term borrowings                                          $  17,976         $   2,736
Accounts payable                                                  17,221            26,467
Other current liabilities                                         12,611             7,997
                                                              ----------------------------
     Total current liabilities                                    47,808            37,200
Long-term debt                                                    37,356            60,859
Postretirement and other benefits                                 16,048            16,613
Shareholders' equity:
Common stock, $.01 par value; 15,000,000 shares
     authorized, 7,532,250 shares issued                              75                75
Additional paid-in capital                                        25,360            25,350
Retained earnings                                                  5,640            18,245
Accumulated other comprehensive income                            (3,732)           (4,034)
Less treasury stock, 999,750 and 458,000 shares at cost           (5,327)           (3,927)
                                                              ----------------------------
     Total shareholders' equity                                   22,016            35,709
                                                              ----------------------------
     Total liabilities and shareholders' equity                $ 123,228         $ 150,381
                                                              ============================

                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY



                                                                                YEAR ENDED MARCH 31,
                                                                   1999                 1998                 1997
                                                                  (Dollars in thousands except per share amounts)
Net sales                                                  $            248,536 $            289,213  $           286,024
Cost of sales                                                           233,811              264,799              262,133
                                                           -------------------- --------------------  -------------------
Gross profit                                                             14,725               24,414               23,891

Selling, general, and administrative expenses                            16,598               16,019               15,739
Special charges                                                          10,028                  ---                  ---
Income from equity investment                                               ---                  ---                   28
Interest expense                                                          4,418                4,624                3,115
                                                           -------------------- --------------------  -------------------
(Loss) income before income taxes                                       (16,319)               3,771                5,065
Income tax (benefit) expense                                             (3,714)               1,438                1,700
                                                           -------------------- --------------------  -------------------
Net (loss) income                                          $            (12,605)$              2,333  $             3,365
                                                           ==================== ====================  ===================

Basic and diluted net (loss) earnings per share            $            (1.80)  $             0.33    $            0.47
                                                           ==================== ====================  ===================


Weighted average shares outstanding                                   6,985,612            7,142,026            7,162,250
                                                           ==================== ====================  ===================



                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY





                                          COMMON      ADDITIONAL     TREASURY      RETAINED      ACCUMULATED
                                          SHARES        PAID-IN        STOCK       EARNINGS         OTHER
                                                        CAPITAL                                 COMPREHENSIVE      TOTAL
                                                                                                    INCOME



Balance, March 31, 1996                  $      75    $   25,300    $  (3,474)    $   12,547     $    (2,080)   $   32,368

Net income                                     ---           ---           ---         3,365              ---        3,365
Foreign currency translation adjustment        ---           ---           ---           ---            (569)        (569)
                                                                                                              ------------
   Comprehensive income                        ---           ---           ---           ---              ---        2,796
Shares deferred in lieu of  pay                ---            30           ---           ---              ---           30
                                         ----------   -----------   -----------   ------------  ---------------  ------------
Balance, March 31, 1997                         75        25,330       (3,474)        15,912          (2,649)       35,194

Net income                                     ---           ---           ---         2,333              ---        2,333
Foreign currency translation adjustment        ---           ---           ---           ---          (1,385)      (1,385)
                                                                                                              ------------
   Comprehensive income                        ---           ---           ---           ---              ---          948
Shares deferred in lieu of pay                 ---            20           ---           ---              ---           20
Acquisition of treasury stock                  ---           ---         (453)           ---              ---        (453)
                                         ----------   -----------   -----------   ------------  ---------------  ------------
Balance, March 31, 1998                         75        25,350       (3,927)        18,245           (4,034)     35,709


Net loss                                       ---           ---            ---      (12,605)               ---     (12,605)
Foreign currency translation adjustment        ---           ---            ---           ---               302          302
                                                                                                                 ------------
  Comprehensive loss                           ---           ---            ---           ---               ---     (12,303)
Share deferred in lieu of pay                  ---            10            ---           ---               ---           10
Acquisition of treasury stock                  ---           ---        (1,400)           ---               ---      (1,400)
                                        ----------   -----------   ------------  ------------- ---------------- -------------
Balance, March 31, 1999                 $       75   $    25,360   $    (5,327)  $      5,640  $        (3,732) $     22,016
                                        ==========   ===========   ============  ============= ================ =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY


                                                                                          YEAR ENDED MARCH 31,
                                                                                1999              1998              1997
                                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                         $ (12,605)        $   2,333         $   3,365
   Adjustments to reconcile net (loss) income to net cash
      provided by operating activities
        Depreciation and amortization                                            4,459             4,408             3,333
        Impairment of long-lived assets                                          3,064               ---               ---
        Loss on sales of assets                                                  4,383               ---               ---
        Income from equity investment                                              ---               ---               (28)
        Deferred income taxes                                                   (2,437)              301               703
        Deferred directors' fees                                                    10                20                30
   Changes in operating assets and liabilities: excluding assets sold
         Receivables                                                             3,845             4,705            (1,325)
         Inventories                                                            13,504            (4,417)            5,110
         Prepaid and other assets                                                   33              (754)             (261)
         Accounts payable                                                       (1,927)           (2,558)           (3,244)
         Accrued and other liabilities                                           1,904            (2,310)             (323)
                                                                             ---------         ---------         ---------
      Net cash provided by operating activities                                 14,233             1,728             7,360

CASH FLOWS FOR INVESTING ACTIVITIES:
   Additions to property, plant, and equipment                                  (5,290)           (3,391)          (14,259)
   Acquisitions                                                                    ---               ---            (8,525)
                                                                             ---------         ---------         ---------
      Net cash used in investing activities                                     (5,290)           (3,391)          (22,784)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from term loans                                                        ---               ---            23,095
   Payments of term loans                                                       (1,378)           (1,263)             (363)
   Proceeds from other debt                                                    151,430           218,124           198,475
   Payments of other debt                                                     (158,721)         (214,462)         (207,278)

   Acquisition of treasury stock                                                  (962)             (453)              ---
                                                                             ---------         ---------         ---------
       Net cash (used in) provided by financing  activities                     (9,631)            1,946            13,929

Net (decrease) increase in cash                                                   (688)              283            (1,495)
Effect of exchange rates on cash                                                   (53)              (41)               75
Cash at beginning of period                                                      1,140               898             2,318
                                                                             ---------         ---------         ---------
Cash at end of period                                                        $     399         $   1,140         $     898
                                                                             =========         =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid                                                                $   4,349         $   4,617         $   3,904
                                                                             =========         =========         =========
Income taxes paid                                                            $     313         $     455         $     724
                                                                             =========         =========         =========

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

         Business Description -- The Company is in the intermediate steel processing business and processes strip and sheet steel, to meet the critical requirements of precision parts manufacturers. Through cold rolling, annealing, normalizing, edge-conditioning, oscillate-winding, slitting, and cutting-to-length, the Company provides value-added products to manufacturers in the automotive, construction, cutting tools, consumer goods, and industrial goods markets. The Company also supplies specialty steel distributors. Its customers are located predominately in the U.S. and Canada.

         During fiscal 1999, 1998, and 1997, approximately 38%, 44% and 41% of the Company's sales, respectively, and 45%, and 44% of accounts receivable at March 31, 1999 and 1998, respectively, were with companies in the automotive industry. The balance of the Company's net sales are approximately equally divided among the other markets served. During fiscal 1999, 1998, and 1997, the Company's ten largest customers accounted for 34%, 31% and 31% of the Company's net sales. One customer accounted for 11% of sales in fiscal 1999 and 7.5% of accounts receivable as of March 31, 1999. No single customer accounted for 10% or more of sales in either fiscal 1998 or 1997. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

         Production facilities are located in Youngstown and Ottawa, Ohio; Indianapolis, Indiana; New Britain, Connecticut; Hamilton, Ontario, Canada; and Pointe Claire, Quebec, Canada.

         The Company operates in one business segment, intermediate steel processing. The Company derived revenues from customers in the United States of approximately $139.2 million, $147.5 million, and $157.3 million in fiscal 1999, 1998 and 1997, respectively. The Company has long-lived assets located in the United States of $53.2 million and $49.4 million at March 31, 1999 and March 31, 1998, respectively. The remainder of the Company's revenues and long-lived assets are related to customers and operations in Canada.

         Inventories -- Inventories are valued at the lower of cost or market. Cost of domestic inventories is determined under the last-in, first-out (LIFO) method; cost of inventories of the Canadian subsidiary is determined on the first-in, first-out (FIFO) method. Domestic inventories represent approximately 70% and 49% of total consolidated inventories at March 31, 1999 and 1998, respectively. Under the FIFO method of inventory pricing, domestic inventories would have been approximately $1,173,000 and $2,017,000 higher at March 31, 1999 and 1998, respectively. In the third quarter of fiscal 1999, certain inventory in Canada was written down to estimated net realizable value which resulted in a pretax charge of $2.7 million which was included in cost of sales.

         In fiscal 1999, inventory quantities were reduced resulting in a liquidation of certain LIFO inventory layers carried at costs which were different than the cost of current purchases. The effect of the LIFO liquidation in fiscal 1999 decreased the loss before taxes by $118,000 respectively, and net loss by $73,000. In fiscal 1997 a LIFO liquidation effect increased income before taxes by $199,000 and net income by $128,770.

         Property, Plant, and Equipment -- Property, plant, and equipment are stated at cost. The Company provides for depreciation over the estimated useful lives of the assets on the straight-line method for financial statement reporting and an accelerated method for income tax reporting purposes. Estimated useful lives range from five to thirty years. Interest is capitalized in connection with the construction of qualified assets. Under this policy interest of $722,000 was capitalized in fiscal 1997.

         Goodwill -- Goodwill is amortized using the straight-line method over a period of 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted cash flows. In the third quarter of fiscal 1999, the Company's remaining goodwill of $2.2 million was written off due to continued operating losses experienced at one of the Company's Canadian service center locations and the Company's projection that undiscounted future cash flows of the assets of that facility were less than the carrying amounts of those assets. The accumulated amount of goodwill amortized at March 31, 1998 was $144,000.

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

         Earnings (Loss) Per Share -- Earnings (loss) per share is computed based upon the weighted average number of common shares outstanding during the periods presented after consideration of the dilutive effect of stock options granted. For fiscal 1999, 1998 and 1997, basic and diluted earnings (loss) per share amounts are the same as the effect of dilutive outstanding stock options is immaterial.

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

         New Accounting Standards -- The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." effective for fiscal years beginning after June 15, 2000. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. While the Company is currently evaluating the statement, it does not believe the standard will have any impact on its financial position or the results of operations.

         Reclassifications -- Certain reclassifications have been made to prior period balances to conform to the fiscal 1999 presentation.

2. ACQUISITIONS

         In fiscal 1997, the Company acquired the remaining outstanding shares of its 50% equity affiliate, Direct Steel, Inc., in Concord, Ontario, for approximately $2.6 million. Also in fiscal 1997, the Company acquired real property and steel processing equipment at Hamilton, Ontario for approximately $5.9 million including acquisition costs. These acquisitions were accounted for as purchases and, accordingly, assets and liabilities were recorded at estimated fair values. In fiscal 1999, both of these service center locations were sold under terms described in the following footnote.

3.  SPECIAL CHARGES

         In December 1998, as a result of continued operating losses experienced at the Concord, Ontario service center, the Company recognized a special pretax charge of $3.1 million for impairment of goodwill, machinery and equipment to adjust the assets to their estimated realizable market value.

         In March 1999, the Company completed the sale of both its Concord and Hamilton, Ontario steel service center operations for $14.6 million in cash received in April 1999, and a $1.0 million subordinated note. The sale resulted in a pre-tax loss of $4.4 million which included a $3.4 million charge related to the accumulated foreign currency translation adjustment on the disposed assets and liabilities of these service centers.

         In the fourth quarter of fiscal 1999, the Company initiated a restructuring plan to align its operations with current market conditions, improve the productivity of its operations, and create a more efficient organizational structure. In conjunction with the plan, the Company recorded a pretax charge of $2.5 million in the fourth quarter comprised of severance and other employment related costs resulting from a reduction of approximately 70 employees. As of March 31, 1999, payments of approximately $575,000 have been made for these charges. The Company anticipates that substantially all of the remaining charges will be paid in fiscal 2000.

4.  OTHER BALANCE SHEET INFORMATION

                                                                MARCH 31,
                                                           1999            1998
                                                         -----------------------
                                                              (In thousands)
RECEIVABLES:
     Customer receivables, less allowances of $480
         and $550, respectively                           $22,220        $35,996
     Taxes receivable                                       1,910            ---
     Proceeds receivable from sale of assets               14,642            ---
                                                         -----------------------
                                                          $38,772        $35,996
                                                         =======================
INVENTORIES:
     Raw materials                                        $12,554        $28,241
     Work in process                                       11,263         14,978
     Finished goods                                         7,664         10,484
                                                         -----------------------
                                                          $31,481        $53,703
                                                         =======================
PREPAID AND OTHER CURRENT ASSETS:
     Prepaid expenses                                     $ 1,309        $ 1,470
     Deferred income taxes                                  1,420          1,664
                                                         -----------------------
                                                          $ 2,729        $ 3,134
                                                         =======================

PROPERTY, PLANT, AND EQUIPMENT:
     Land                                                 $ 1,581        $ 2,192
     Buildings                                             14,093         17,810
     Machinery and equipment                               56,352         59,290
     Construction in process                                2,702          1,291
                                                         -----------------------
                                                          $74,728        $80,583
                                                         =======================
OTHER ASSETS:
     Deferred income taxes                                $ 5,927        $ 3,177
     Goodwill                                                 ---          2,417
     Other                                                  3,636          3,434
                                                         -----------------------
                                                          $ 9,563        $ 9,028
                                                         =======================
OTHER CURRENT LIABILITIES:
     Payroll and related employee benefits                $ 7,451        $ 5,066
     Other                                                  5,160          2,931
                                                         -----------------------
                                                          $12,611        $ 7,997
                                                         =======================

5.  DEBT

                                                           SHORT-TERM                           LONG-TERM
                                                            MARCH 31,                            MARCH 31,
                                                    1999               1998              1999               1998
                                              -----------------  ----------------- -----------------  -----------------
Committed facility                            $          16,473  $           1,358 $          20,000  $          42,000
Term note                                                 1,503              1,378            17,356             18,859
                                              -----------------  ----------------- -----------------  -----------------
Total                                         $          17,976  $           2,736 $          37,356  $          60,859
                                              =================  ================= =================  =================

         The Company has a committed credit facility which provides availability up to a maximum of $70 million, based on a percentage of accounts receivable, inventory, and an amortizing term loan. At March 31, 1999, unused availability was $30.9 million. During fiscal 1999, the facility was amended to provide for borrowing at Libor plus 150 basis points, with scheduled interest rate reductions upon achievement of certain performance goals, to extend the term through October 2002, and to amend certain financial ratio covenants, with which the Company was in compliance at March 31, 1999. Under the committed facility, the Company has determined that $16.5 million would be subject to repayment with funds generated from operating activities during the coming fiscal year. As such, these funds are reflected as short-term in nature. The weighted average interest rate at March 31, 1999 and 1998 was 6.4% and 6.2%, respectively. The facility is collateralized by accounts receivable, inventory, common stock of the Canadian subsidiary, and property, plant and equipment. As of March 31, 1999, the credit line supported letters of credit in the amount of $405,000.

         In December 1996, the Company borrowed $21.8 million under an eight and one-half year term loan at a fixed rate of 8.8% secured by the fixed assets of its expanded Ottawa, Ohio facility. Proceeds of the loan were used to pay-down debt under the Company's primary lending facility. The term loan agreement contains certain financial and other covenants. At March 31, 1999, the Company was in violation with respect to a cash flow covenant. The lender has waived noncompliance of the covenant through the period ending December 31, 1999, after which the Company expects to be in compliance. At March 31, 1999, approximately $18.9 million of the term loan was outstanding. The scheduled maturities of the term loan are as follows: 2000 - $1.5 million; 2001 - $1.6 million; 2002 - $1.8 million; 2003 - $2.0 million; and 2004 - $2.1 million; and $9.9 million thereafter.

6.  INCOME TAXES

         Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (ii) operating loss and tax credit carryforwards. Components of the Company's deferred tax liabilities and assets are as follows:

                                                                                 MARCH 31,

U.S.:                                                                    1999                1998
                                                                   -----------------  ------------------
                                                                              (In thousands)
Deferred tax assets:
     Postretirement and postemployment benefit obligations         $           5,687  $            5,755
     Inventory basis differences                                                  62                 (75)
     Reserves not currently deductible                                           597                 743
     Tax operating loss carrryforwards (expire 2012-2019)                      4,808               2,162
     Tax credit carryforwards  (expire 2002-2004 and unlimited)                  538                 375
                                                                   -----------------  ------------------
                                                                              11,692               8,960
     Valuation allowance                                                       (383)                (313)
                                                                   -----------------  ------------------
                                                                              11,309               8,647
Deferred tax liabilities-property basis differences                          (4,165)              (3,196)
                                                                   -----------------  ------------------
Total U.S.                                                                     7,144               5,451

                                                                                 MARCH 31,
                                                                         1999                1998
                                                                   -----------------  ------------------
CANADA:                                                                       (In thousands)
Deferred tax assets:
     Postretirement and postemployment benefit obligations                       108                 120
     Reserves  not currently deductible                                          364                  25
     Tax operating loss carryforward (expires 2004)                              624                 550
                                                                   -----------------  ------------------
                                                                               1,096                 695
Deferred tax liabilities:
     Property  basis differences                                                (125)               (578)
     Pension asset                                                              (768)               (727)
                                                                   -----------------  ------------------
                                                                                (893)             (1,305)
                                                                   -----------------  ------------------
Total Canada                                                                     203                (610)
                                                                   -----------------  ------------------
Net deferred tax asset                                             $           7,347  $            4,841
                                                                   =================  ==================


The provision for income taxes includes:

                                                       YEAR ENDED MARCH 31,
                                            1999               1998               1997
                                     ------------------ ------------------ ------------------
                                                          (In thousands)
CURRENT TAXES:
   U.S. federal                        $            ---   $             87   $           (182)
   Canadian federal and provincial               (1,286)             1,019              1,128
   State and local                                    9                 31                 51
                                     ------------------ ------------------ ------------------
                                                 (1,277)             1,137                997
DEFERRED TAXES:
   U.S.                                          (1,693)                95                620
   Canadian                                        (744)               206                 83
                                     ------------------ ------------------ ------------------
                                                 (2,437)               301                703
                                     ------------------ ------------------ ------------------
Total                                  $         (3,714)  $          1,438   $          1,700
                                     ================== ================== ==================


Reconciliations of the U.S. federal statutory tax rate to the effective tax rate are as follows:


                                                                                    YEAR ENDED MARCH 31,
                                                                               1999                 1998                1997
                                                               -------------------------------------------------------------
U. S. federal statutory tax rate                                              35.0%                35.0%               35.0%
Effect of graduated rates                                                     (1.0)                (1.0)               (1.0)
Effect of Canadian rates                                                        1.6                  2.6                 1.0
State taxes                                                                     1.0                  0.8                 0.7
Foreign currency translation adjustment and goodwill charge                  (13.5)                  ---                 ---
Change in valuation allowance                                                   0.4                  ---               (1.5)
Other                                                                         (0.8)                  0.7               (0.6)
                                                               -------------------------------------------------------------
Effective tax rate                                                            22.7%                38.1%               33.6%
                                                               =============================================================

7. EMPLOYEE BENEFIT PLANS

         The Company has various pension plans covering substantially all of its employees. The Company's hourly employees and domestic salaried employees are covered by noncontributory retirement benefit plans. These plans generally provide benefits based upon a formula using fiscal average earnings or at a stated amount for each year of service. The plans' assets are principally invested by outside asset managers in marketable debt and equity securities. The company's funding policy is to make annual contributions in line with amounts actuarially determined to provide the plans with sufficient assets to meet future benefit payments consistent with the funding requirements of applicable regulations. The Canadian subsidiary has a defined contribution pension plan covering its salaried employees. The Company's contributions to the defined contribution pension plan include a noncontributory portion, which is a stated percentage of salary, and a contributory portion, where the Company matches the employee's contribution 100% up to 5% of their salary. The Company also contributes to a domestic multi-employer plan under a collective bargaining agreement. The Company's contribution under this plan is expensed monthly as paid.

         Certain health care and life insurance benefits are provided for eligible retirees through an unfunded defined benefit plan. The extent of benefits provided is dependent upon the retiree's years of service, age and retirement date.

         Certain curtailment and special termination benefits were recognized in fiscal 1999 under these employee benefit plans in connection with a reduction in workforce. In fiscal 1998, special termination benefits were also recognized in connection with early retirement options.



         The following tables summarize the change in benefit obligations, plan assets, funded status, and net periodic benefit costs of the Company's pension and postretirement benefits plans:


                                                               PENSION BENEFITS          OTHER POSTRETIREMENT BENEFITS
                                                               ----------------          -----------------------------
                                                                                 MARCH 31,
                                                              1999           1998           1999                1998
                                                        --------------  --------------  --------------  ---------------
                                                                                (In thousands)
CHANGE IN BENEFIT OBLIGATION
Benefits obligation at beginning of year                $       30,918  $       22,913  $       11,908  $        10,186
Service cost                                                     1,164             964             186              142
Interest cost                                                    2,126           1,926             845              825
Amendments                                                         272             ---             ---              ---
Actuarial loss                                                     542           6,081           1,162            1,396
Benefits paid                                                   (1,442)         (1,056)           (941)            (630)
Foreign currency exchange rates                                   (319)            (59)            (22)             (11)
Curtailments                                                      (701)            ---             247              ---
Special termination benefits                                       537             149             104              ---
                                                        --------------  --------------  --------------  ---------------
Benefit obligation at end of year                               33,097          30,918          13,489           11,908
                                                        --------------  --------------  --------------  ---------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                  32,061          22,875             ---              ---
Actual return on plan assets                                     2,124           6,607             ---              ---
Employer contribution                                            1,684           3,694             941              630
Benefits paid                                                   (1,442)         (1,056)           (941)            (630)
Foreign currency exchange rates                                   (355)            (59)
                                                        --------------  --------------  --------------  ---------------
Fair value of plan assets at end of year                        34,072          32,061             ---              ---

RECONCILIATION OF FUNDED STATUS AT END OF YEAR
Plan assets in excess of (less than) benefit obligation            975           1,143         (13,489)         (11,908)
Unrecognized net actuarial (gain) loss                            (122)         (1,037)             28           (1,090)
Unrecognized prior service cost                                  2,306           2,532          (2,035)          (2,600)
Unrecognized initial net  obligation                               358             483             ---              ---
                                                        --------------  --------------  --------------  ---------------
Prepaid (accrued) postretirement benefit cost           $        3,517  $        3,121  $      (15,496) $       (15,598)
                                                        ==============  ==============  ==============  ===============

                                                    PENSION BENEFITS                              OTHER POSTRETIREMENT BENEFITS
                                                    ----------------                              -----------------------------
                                                                            YEAR ENDED MARCH 31,
                                                                            --------------------
                                         1999             1998              1997             1999          1998            1997
                                   ---------------- ----------------  ---------------- -------------  -------------  ---------------
WEIGHTED AVERAGE ASSUMPTIONS
Discount rate                           6.75%            7.00%             8.25%            6.75%          7.00%          8.25%
Expected return on plan assets       7.00 - 8.50%     7.00 - 8.50%      8.00 - 8.50%         N/A            N/A            N/A
Rate of compensation increase -
domestic plans only                     5.00%            5.00%             5.00%             N/A            N/A            N/A

         For measurement purposes, a 9.5% annual rate of increase in the per capita costs of covered domestic health care benefits for pre-age 65 payments (7.5% for post-age 65 payments) was assumed for fiscal 1999. The rate was assumed to decrease gradually to 5.5% in 2007 for pre-age 65 payments and in 2003 for post-age 65 payments and remain at that level thereafter. In Canada, an 8.7% annual rate of increase in the per capita cost of covered health care benefits for pre-65 age payments was assumed for fiscal 1999. The rate was assumed to decrease gradually to 5.7% by 2003 and remain at that level thereafter.



                                                        PENSION BENEFITS                         OTHER POSTRETIREMENT BENEFITS
                                                        ----------------                         -----------------------------
                                                                             YEAR ENDED MARCH 31,
                                                                             --------------------
                                              1999            1998           1997            1999             1998            1997
                                            ----------------------------------------------------------------------------------------
                                                                                (In thousands)
COMPONENTS OF NET PERIODIC BENEFIT COST

Service cost                                $ 1,164         $   964         $   873         $   186         $   142         $   141
Interest cost                                 2,126           1,926           1,659             845             825             793
Expected return on plan assets               (2,604)         (2,015)         (1,673)            ---             ---             ---
Amortization of prior service cost              201             191             134            (564)           (564)           (564)
Amortization of initial net obligation           74              75              75             ---             ---             ---
Recognized net actuarial (gain) loss             25             (14)            (34)            ---            (156)           (154)
Curtailment (gain) loss                        (379)            ---             ---             286             ---             ---
Cost of special termination benefits            537             148             293             104             ---             ---
                                            ----------------------------------------------------------------------------------------
Net periodic benefit cost-defined
benefit plan                                  1,144           1,275           1,327             857             247             216
Net periodic benefit cost - multi-
employer plan                                    55             ---             ---             ---             ---             ---
Net periodic benefit cost - defined
contribution plan                               268             281             255             ---             ---             ---
                                            ----------------------------------------------------------------------------------------
Net periodic benefit cost                   $ 1,467         $ 1,556         $ 1,582         $   857         $   247         $   216
                                            ========================================================================================


         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on post-retirement benefits:


                                                       1-PERCENTAGE-POINT INCREASE         1-PERCENTAGE-POINT DECREASE
                                                       ---------------------------         ---------------------------
                                                          1999               1998               1999         1998
                                                       ---------------------------------------------------------------------
                                                                                 (In thousands)
Effect on total of service and interest cost              $  26              $  24              $ (24)              $  (3)
Effect on postretirement benefit obligation               $ 276              $ 276              $(263)              $ (24)

         Domestic employees are eligible to participate in savings plans, which include a 401(k) feature. The Company matches employee contributions 50% to 100%, in ranges of 3% to 6% of basic earnings. Employees vest in matching contributions after attaining three years of service. Company matching contributions were $621,000, 602,000 and $556,000 for fiscal 1999, 1998 and
1997, respectively.


         In fiscal 1999, the Company entered into a supplemental employee retirement plan with the majority shareholder of the Company, which resulted in a pretax charge of $500,000, not reflected in the above tables.
The benefit is to be paid over a fifteen year period.


8.  MANAGEMENT INCENTIVE PROGRAMS

         The Company has a discretionary deferred compensation plan for certain key employees. The Company's policy is to expense and fund to a trust fund, annually, amounts for services rendered. There was no expense for fiscal 1999; $100,000 and $116,000 were expensed in fiscal 1998 and 1997, respectively. The amounts vest 100% five years from the grant date, contingent upon continued employment or attainment of a normal retirement.

         The Company also has programs that provide for the grant of incentive awards including stock options or restricted stock to officers, key employees, and non-employee directors.

         Effective January 27, 1994, The Company's Board of Directors approved the officer and key employee stock option program. Under the program, stock options granted may be either options intended to qualify for federal income tax purposes as "incentive stock options" or options not qualifying for favorable tax treatment, "nonqualified stock options." In fiscal 1996, the shareholders approved an increase in the total number shares of common stock issuable under the program to 715,350 shares. The stock options are exercisable over a period determined by the Board of Directors, with the majority of options granted to date vesting at three years. In no case are options exercisable longer than ten years after the date they are granted. Details of stock option activity under the program are as follows:


                                            Number of           Number       Price per Share
                                            Options             Exercisable
Outstanding, March 31, 1996                     375,000                      $5.75 - $10.00
Granted                                          22,500                      $6.38
                                         ------------------
Outstanding, March 31, 1997                     397,500            160,000   $5.75 - $10.00
Granted                                             ---                           ---
                                         ------------------
Outstanding, March 31, 1998                     397,500            192,500   $5.75 - $10.00
Granted                                         200,000                      $3.00
Canceled                                        (37,500)                     $5.75 - $10.00
                                         ------------------
Outstanding, March 31, 1999                     560,000            337,500   $3.00 - $10.00

         Additionally in fiscal 1999, an option to purchase 200,000 shares at $3.00 per share was granted, subject to shareholder ratification, in connection with the commencement of the employment of the Company's Chief Executive Officer, at an exercise price equal to the fair market value on the date of the grant and, subject to certain provisions relating to exercise applicable on changes in control of the Company and upon termination of employment, on other terms and conditions comparable to the terms of the Company's employee stock option program. The Company's majority stockholder has committed to vote for the ratification of this special option at the next annual meeting of the Company.

         The weighted average grant-date fair value of options granted during fiscal 1999 and 1997 was $.91 and $1.68 per share, respectively. At March 31, 1999, 400,000 unvested options with an exercise price of $3.00 per share were outstanding with a weighted average remaining life of 9.5 years and 360,000 options with exercise prices ranging from $5.75 to $10.00 per share were outstanding with a weighted average remining life of 5.1 years and a weighted average exercise price of $7.97 per share.

         As permitted by SFAS No. 123, the Company has continued to use the intrinsic value method of measuring stock based compensation. If compensation costs had been determined based on the fair value of the awards at the grant date there would not have been a material impact on the Company's reported amount of net income or loss or net earnings or loss per share.

         The Company's Non-Employee Directors' Incentive Plan, which was adopted on March 3, 1994 and amended by the shareholders on July 20, 1996, provides for the issuance of shares to Directors (i) on a deferred basis, in lieu of payment of annual retainer fees and (ii) through options granted at the beginning of a director's term or, on a discretionary basis, thereafter. The Plan reserves for issuance 60,000 shares for deferral elections and 100,000 shares for the granting of options. At the beginning of his or her term, each director is granted an option to purchase 10,000 shares at a price equal to the market price on the date of the grant, exercisable after three years but no longer than ten year after grant, or upon certain specified events, such as a sale or merger of the Company. Options grantable on a discretionary basis under the plan are exercisable no less than six months from the date of the grant.

         Details of stock options under the plan are as follows:


                                      Number of            Number       Price per Share
                                      Options              Exercisable
Outstanding, March 31, 1996                 65,000                      $6.13 - $10.00
Granted                                     10,000                          $5.75
                                   ------------------
Outstanding, March 31, 1997                 75,000             65,000   $5.75 - $10.00
Granted                                        ---                           ---
                                   ------------------
Outstanding, March 31, 1998                 75,000             75,000   $5.75 - $10.00
Granted                                        ---
                                   ------------------
Outstanding, March 31, 1999                 75,000             75,000   $5.75 - $10.00

         At March 31, 1999, the weighted average exercise price and weighted average remaining contractual life for all options outstanding were $7.83 per share 5.9 years, respectively.

         Deferral elections under the Company's Non-Employee Directors' Incentive Plan allow each eligible director to defer receipt of director fees in cash or common stock until a specified period after his or her resignation or certain other events, such as a sale or merger of the Company. Amounts deferred under this election were 2,119 shares in fiscal 1999, 4,000 shares in fiscal 1998 and 5,581 share in fiscal 1997.

9.  SHAREHOLDERS' EQUITY

         Under a stock repurchase program authorized by the Company's Board of Directors, the Company purchased 100,000 shares of treasury stock in the open market in fiscal 1999 for a total of $322,000. In fiscal 1998, 88,000 shares were purchased for a total of $463,000. Pursuant to special agreements with former officers, the Company also purchased an additional 208,050 shares of stock in fiscal 1999 for an aggregate purchase price of $924,000 and is obligated to purchase in April 1999 an additional 233,700 shares at a price of $554,000. The Company recorded a $400,000 charge in fiscal 1999 in connection with these special agreements, which was related to the excess of the purchase price over the fair market value of the stock. Current financing agreements allow for the repurchase of stock not to exceed an aggregate purchase price of $3.0 million. The aggregate purchase price for shares purchased or contracted to be purchased by the Company under both the program and the special agreements totals $2,648,000 as of March 31, 1999.

10.  COMMITMENTS AND CONTINGENCIES

         The Company leases certain facilities and various equipment under noncancelable leases expiring through February 2002. The future minimum obligations under noncancelable operating leases in effect at March 31, 1999 are: $592,000 in 2000, $573,000 in 2001, $470,000 in 2002, $41,000 in 2003 and
$23,000 thereafter. Total rental expense for operating leases was $1,057,000, $1,047,000, and $914,000 in fiscal 1999, 1998, and 1997, respectively.

         In fiscal 1999, the Company negotiated a settlement in connection with a court awarded verdict against the Company involving an injured employee. The settlement approximated the estimated amount reserved in fiscal 1998 and as such had no significant impact on the Company's results of operations or financial condition for the year ended March 31, 1999.

         Certain other claims, suits, and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, none of these other such claims, suits or complaints is material and in the aggregate will not have a material adverse effect on the Company's results of operations or financial condition.

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following tables set forth certain quarterly financial data. Quarterly and year to date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year due to rounding and weighting effects. Third and fourth quarter results in fiscal 1999 included special charges of $3.0 million and $7.0 million respectively, before taxes, which contributed $2.7 million and $5.6 million, respectively, of loss after tax.


                                                                         YEAR ENDED MARCH 31, 1999
                                              ----------------------------------------------------------------------------
                                                           (In thousands, except per share amounts)
                                                1ST QUARTER    2ND QUARTER      3RD QUARTER    4TH QUARTER     FISCAL YEAR
Net sales                                     $      66,856   $      61,367    $     58,679   $      61,634   $    248,536
Gross profit (loss)                                   5,436           3,757            (817)          6,349         14,725
Net income (loss)                             $         362   $      (1,014)   $     (6,390)  $      (5,563)  $    (12,605)
                                              =============================================================================
Basic and diluted earnings (loss) per share   $        0.05   $       (0.14)   $      (0.91)  $       (0.82)  $      (1.80)
                                              =============================================================================



                                                                            YEAR ENDED MARCH 31, 1998
                                              -----------------------------------------------------------------------------
                                                                     (In thousands, except per share amounts)
                                                1ST QUARTER       2ND QUARTER    3RD QUARTER    4TH QUARTER    FISCAL YEAR
Net sales                                     $      78,232   $      73,694    $     67,059   $     70,228    $    289,213
Gross profit                                          5,993           6,397           5,738          6,286          24,414
Net income                                    $         479   $         585    $        514   $        755    $      2,333
                                              =============================================================================
Basic and diluted  earnings per share         $        0.07   $        0.08    $       0.07   $       0.11    $       0.33
                                              =============================================================================

                                                                     SCHEDULE II





                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

================================================================================






                                         Balance at         Charged to            Other            Deductions         Balance at
                                         ----------         ----------            -----            ----------         ----------
                                        April 1, 1996       Costs and                                               March 31, 1997
                                        -------------       ---------                                               --------------
              Description                                    Expenses
                                                             --------
Allowance for doubtful accounts       $           468               --               $ 78(1)               --          $     546
Inventory aging reserves (2)          $         1,494               --                 --          $      (58) (3)         1,436

                                         Balance at         Charged to              Other            Deductions         Balance at
                                        April 1, 1997       Costs and                                               March 31, 1998
              Description                                    Expenses
              -----------
Allowance for doubtful accounts       $           546    $            4                 --                  --         $      550
Inventory aging reserves (2)          $         1,436    $          188                 --                  --         $    1,624

                                         Balance at         Charged to              Other            Deductions         Balance at
                                        April 1, 1998       Costs and                                                March 31, 1999
             Description                                     Expenses
             -----------
Allowance for doubtful accounts       $           550    $          783             $(260)(4)           $(593)(3)             480
Inventory aging reserves (2)          $         1,624    $          443                                                $    2,067

(1) Reserves related to acquired businesses.
(2) To adjust specific inventory items to lower of cost or market value. Reserve is reflected in appropriate inventory categories.
(3) Adjustments against the account for purposes provided.
(4) Reserves related to disposed businesses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         In addition to the information reported in Part I of this Form 10-K under the caption "Executive Officers of the Registrant," the information on pages 2 through 3 of the Proxy Statement under the heading "Election of Directors" and on page 10 of the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information with respect to executive compensation set forth in the Proxy Statement on pages 5 through 7 under the heading "Executive Compensation," on pages 7 through 9 under the heading "Human Resources Committee Report on Executive Compensation," on page 9 under the heading "Performance Graph," as well as the information on pages 3 through 4 under the heading "Compensation of Directors," is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management set forth in the Proxy Statement on pages 10 through 11 under the heading "Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

ITEM 13.  CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT, SCHEDULES, AND REPORTS ON FORM 8-K

A.  The following documents are filed as part of this Form 10-K.

1.  Consolidated Financial Statements
    ---------------------------------
         Included under Item 8 of this report:
         Opinion of Independent Public Accountants.
         Consolidated Balance Sheets, March 31, 1999 and 1998
         Consolidated Statement of Operations for the each of the three years in the period ended March 31, 1999. Consolidated Statement of Shareholders' Equity for each of the three years in the period ended March 31, 1999. Notes to Consolidated Financial Statement for each of the three years in the period ended March 31, 1999.

2.  Supplemental Schedules
    ----------------------
         Included under Item 8 of this report:
         Financial Statement Schedule II - Valuation and Qualifying Accounts and Reserves

         All other Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  Exhibits
    --------

Exhibit No. and Description                                                             Location
---------------------------                                                             --------
(2)(b)    Asset Purchase Agreement between Cold Metal                  Previously filed as an exhibit to the Company's
          Products, Limited and Maksteel Inc. dated March              Form 8-K filed April 14, 1999.
          30, 1999.

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

(10)(a)   Third Amended and Restated  Credit Facility and              Previously filed as an exhibit to the
          Security Agreement between The Bank of New                   Company's 1998 Annual Report on Form 10-K
          York and the Company, dated as of April 1, 1998,             filed on June 25, 1998.
          which amended and restated the  Second Amended
          and Restated Discretionary Credit facility
          previously filed  and listed as Exhibit 10(a) to the
          Company's Annual Report on Form 10K for the
          fiscal year ended March 31, 1997.

(10)(b)   Cold Metal Canadian Subsidiary Guaranty Agreement,           Previously filed as Exhibit 3.1 to the
          dated as of July 31, 1987, between Irving Trust Company      Company's Registration Statement on Form S-1,
          (predecessor to The Bank of New York) and Registrant's       which became effective on March 21, 1994 at
          Canadian Subsidiary, Cold Metal Products Company, Ltd.       4:00 p.m. (Commission File No. 33-74986)

(10)(c)   Supply Agreement, dated February 1987, as amended            Previously filed as Exhibit 10.3 to the
          June 20, 1989, December 31, 1992 and December 31, 1993,      Company's Registration Statement on Form S-1,
          subject to request for confidential treatment                which became effective on March 21, 1994 at
                                                                       4:00 p.m. (Commission File No. 33-74986)


(10)(d)   Tax Sharing and Indemnification Agreement, dated             Previously filed as Exhibit 10.5 to the
          January 31, 1994, among Registrant and its                   Company's Registration Statement on Form S-1,
          affiliates                                                   which became effective on March 21, 1994 at
                                                                       4:00 p.m. (Commission File No. 33-74986)

(10)(e)   Special Incentive Compensation Plan of                       Previously filed as Exhibit 10.10 to the
          Registrant, effective December 1, 1993                       Company's Registration Statement on Form
                                                                       S-1,which became effective on March 21, 1994
                                                                       at 4:00 p.m. (Commission File No. 33-74986)

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

(10)(j)   Shareholders Agreement, dated March                          Previously filed as Exhibit E-6 to the
          23, 1994, Cold Metal Products Company, Ltd.                  Company's 1994 Annual Report on Form 10-K
          Lance and Mara Dunlap, 955404 Ontario Inc. and               filed on June 29, 1994
          Direct Steel, Inc.

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

(10)(n)   Master Equipment Lease Agreement, Equipment                  Previously filed as Exhibit E-2 to the
          Schedule No. 01 and related addenda between                  Company's 1995 Annual Report on Form 10-K
          Cold Metal Products, Inc. and KeyCorp Leasing                filed on June 29, 1995.
          Ltd.

(10)(o)   Russell Metal, Inc. and Cold Metal Products                  Previously filed as an exhibit to the
          Company, Ltd. Asset Purchase Agreement dated                 Company's Report on Form 10-Q for the fiscal
          10/21/96.                                                    quarter ended December 31, 1996.

(10)(p)   Loan Agreement between Cold Metal Products,                  Previously filed as an exhibit to the
          Inc. and The CIT Group/Equipment Financing,                  Company's Report on Form 10-Q for the fiscal
          Inc.                                                         quarter ended December 31, 1996.

(10)(q)   Amendment No. 1 to Third Amended and Restated                Previously filed as an exhibit to the
          Credit and Security Agreement                                Company's Report on Form 10-Q for the fiscal
                                                                       quarter ended September 30, 1998.

(10(r)    Letter Agreement between James R. Harpster and               Previously filed as an exhibit to the
          Cold Metal Products, Inc.                                    Company's Report on Form 10-Q for the fiscal
                                                                       quarter ended September 30, 1998.

(10)(s)   Amendment No. 2 and Waiver Agreement to Third                Exhibit (10)(s) hereto
          Amended and Restated Credit and Security
          Agreement

(10)(t)   Letter Agreement between John A. Watson and                  Exhibit (10)(t) hereto
          Cold Metal Products, Inc.

(10)(u)   Letter Agreement between Gordon A. Wilber and                Exhibit (10)(u) hereto
          Cold Metal Products, Inc.

(10)(v)   Letter Agreement between Allen R. Morrow  and                Exhibit (10)(v) hereto
          Cold Metal Products, Inc.

(10)(w)   Supplemental Executive Retirement Agreement                  Exhibit (10)(w) hereto

(10)(x)   Letter Agreement between Cold Metal Products,                Exhibit (10)(x) hereto
          Inc. and The CIT Group
(21)      Subsidiary of Registrant.                                    Previously filed as Exhibit 21.1 to the
                                                                       Company's Registration Statement on Form S-1,
                                                                       which became effective on March 21, 1994 at
                                                                       4:00 p.m. (Commission File No. 33-74986.)

(23)      Independent Auditors'  Consent.                              Exhibit 23 hereto.

(27)      Financial Data Schedule.                                     Exhibit 27 hereto.


(b)  Reports on Form 8-K

      The Company filed a Current Report of Form 8-K on April 14, 1999 to report its disposition of assets and certain liabilities of its steel service centers located in Hamilton and Concord, Ontario, Canada.

(c)  Exhibits Required by Item 601 of Regulation S-K

      Exhibits 3 (i)(a)-(b), (10)(b)-(f), (10)(h), (10)(l), and (21) are
incorporated herein by reference to the Company's Registration Statement on Form S-1, which was previously filed and became effective on March 21, 1994 at 4:00 p.m. (Commission file No. 33-74986.) Exhibits (3)(ii), and (10)(i)-(k), are incorporated herein by reference to the Company's Annual Report on Form 10-K (Commission file No. 1-12870) for the fiscal year ended March 31, 1994. Exhibits 4, and (10)(n), are incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995. Exhibits (10)(g) and (10)(m) are incorporated herein by reference to the Company's 1995 Proxy Statement filed on June 22, 1995. Exhibits (10)(o)-(p) are incorporated herein by reference to the Company's Report on Form 10-Q (Commissions file No. 1-12870) for the fiscal quarter ended December 31, 1996. Exhibits (10)(q) - (10)(r) are incorporated herein by reference to the Company's Report on Form 10-Q for the fiscal quarter ended September 30, 1997. Exhibit 2(b) is incorporated herein by reference to the Company's Report on Form 8-K filed April 14, 1999. The remaining exhibits are contained herein.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      COLD METAL PRODUCTS, INC.



June 25, 1999                         By  /s/ Raymond P. Torok
                                          -------------------------------------
                                          Raymond P. Torok
                                          President and Chief Executive Officer

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 25, 1999, by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ Heidi A. Nauleau            Chairman of the Board of Directors
---------------------------
Heidi A. Nauleau

/s/ Raymond P. Torok            President, Chief Executive Officer and Director
---------------------------     (Principal Executive Officer)
Raymond P. Torok

/s/ R. Quintus Anderson         Chairman of Executive Committee
---------------------------
R. Quintus Anderson

/s/ Wilbur J. Berner            Director
---------------------------
Wilbur J. Berner

/s/ Claude F. Kronk             Director
---------------------------
Claude F. Kronk

/s/ Robert D. Neary             Director
---------------------------
Robert  D. Neary

/s/ Edwin H. Gott, Jr.          Director
---------------------------
Edwin H. Gott, Jr.

/s/ Peter B. Sullivan           Director
---------------------------
Peter B. Sullivan

/s/ Corinn S. Grossetti         Secretary
---------------------------     (Acting Principal Accounting Officer)
Corinn S. Grossetti