Form 10-Q
period 1999-06-30
COLD METAL PRODUCTS INC
filed 1999-08-12
CIK 918653

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30,  1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Number of shares of Common Stock outstanding as of August 1, 1999: 6,367,500

                            COLD METAL PRODUCTS, INC.
                                  SEC FORM 10-Q
                           Quarter Ended June 30, 1999


                                      INDEX

                                                                        Page No.
PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Statements of Operations..............................  3
Condensed Consolidated Balance Sheets........................................  4
Condensed Consolidated Statements of Cash Flows..............................  5
Notes to Condensed Consolidated Financial Statements.........................  6


Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations........................................................  8


PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings.................................................  11
Item 2.   Changes in Securities.............................................  11
Item 3.   Defaults Upon Senior Securities...................................  11
Item 4.   Submission of Matters to a Vote of Securities Holders.............  11
Item 5.   Other Information.................................................  11
Item 6.   Exhibits and Reports on Form 8-K..................................  11
          Signatures........................................................  11

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                              Three Months Ended June 30,
                                              --------------------------
                                                   1999          1998
                                                ----------   ----------
Net sales                                       $   51,135   $   66,856
Cost of sales                                       45,034       61,420
                                                ----------   ----------
Gross profit                                         6,101        5,436

Selling, general, and administrative expenses        3,608        3,797
Interest expense                                       802        1,130
                                                ----------   ----------
Income before income taxes                           1,691          509
Income taxes                                           630          147
                                                ----------   ----------
Net income                                      $    1,061   $      362
                                                ==========   ==========


Basic and diluted net income per share          $     0.16   $     0.05
                                                ==========   ==========

Weighted average shares outstanding              6,451,703    7,074,250
                                                ==========   ==========


                 See notes to consolidated financial statements.

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                June 30,    March 31,
                                                              ---------    ---------
                                                                 1999         1999
                                                                 ----         ----
Assets:
Cash                                                          $     633    $     399
Receivables                                                      26,706       38,772
Inventories                                                      32,050       31,481
Prepaid and other current assets                                  2,226        2,729
                                                              ---------    ---------
            Total current assets                                 61,615       73,381
Property, plant  and equipment - at cost                         75,527       74,728
Less accumulated depreciation                                   (35,555)     (34,444)
                                                              ---------    ---------
            Property, plant and equipment - net                  39,972       40,284
Other assets                                                     10,180        9,563
                                                              ---------    ---------
            Total assets                                      $ 111,767    $ 123,228
                                                              =========    =========

Liabilities and shareholders' equity:
Short-term borrowings                                         $   9,554    $  17,976
Accounts payable                                                 19,995       17,221
Other current liabilities                                         8,363       12,611
                                                              ---------    ---------
            Total current liabilities                            37,912       47,808
Long-term debt                                                   33,959       37,356
Postretirement and other benefits                                16,497       16,048
Shareholders' equity:
Common stock, $.01 par value; 15,000,000 shares
  authorized, 7,532,250 shares issued                                75           75
Additional paid-in capital                                       25,370       25,360
Retained earnings                                                 6,702        5,640
Accumulated other comprehensive income                           (3,103)      (3,732)
Less treasury stock, 1,164,750, and 999,750 shares, at cost      (5,645)      (5,327)
                                                              ---------    ---------
            Total shareholders' equity                           23,399       22,016
                                                              ---------    ---------
            Total liabilities and shareholders' equity        $ 111,767    $ 123,228
                                                              =========    =========

See notes to consolidated financial statements.

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)





                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                             1999        1998
                                                           --------    --------
Cash flows from operating activities:
   Net income                                              $  1,061    $    362
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                              894       1,168
     Deferred directors' fees                                    10          10
   Changes in operating assets and liabilities:
        Accounts receivable                                  (1,949)      4,162
        Inventory                                              (283)     (1,126)
        Accounts payable                                      2,539        (664)
        Accrued expense and other                            (3,946)       (156)
                                                           --------    --------
     Net cash (used in) provided by operating activities     (1,674)      3,756

Cash flows from investing activities:
   Additions to property, plant and equipment                  (418)     (1,707)
   Sale of assets                                            14,642          --
                                                           --------    --------
    Net cash provided by (used in)  investing activities     14,224      (1,707)

Cash flows from financing activities:
   Payments of term loans                                      (364)       (333)
   Proceeds from other debt                                  39,182      47,606
   Payments of other debt                                   (50,823)    (49,467)
   Acquisition of treasury stock                               (317)         --
                                                           --------    --------
     Net cash used in financing activities                  (12,322)     (2,194)
Net increase (decrease) in cash                                 228        (145)
Effect of translation adjustment                                  6         (13)
Cash at beginning of period                                     399       1,140
                                                           --------    --------
Cash  at end of period                                     $    633    $    982
                                                           ========    ========


 See notes to consolidated financial statements.

                                       5

COLD METAL PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  OPINION OF MANAGEMENT

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Cold Metal Products, Inc. and subsidiary (the Company) as of June 30, 1999 and March 31, 1999, the results of operations for the three month periods ended June 30, 1999 and 1998, and changes in cash flows for the three months ended June 30, 1999 and 1998. The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and therefore, should be read in conjunction with the audited consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended March 31, 1999.


NOTE 2. RESULTS OF FOREIGN OPERATIONS

The Company operates in one business segment, intermediate steel processing. The Company derived revenues from customers in the United States of approximately $36.1 million during the fiscal quarter ended June 30, 1999 and $36.3 million during the fiscal quarter ended June 30, 1998. The Company had long-lived assets in the United States of $53.2 million at June 30, 1999 and March 31, 1999. The remainder of the Company's revenues and long-lived assets are related to customers and operations in Canada.

NOTE 3.  PER SHARE CALCULATIONS

Primary earnings per common share have been computed based upon the average weighted outstanding shares of 6,451,703 for the three months ended June 30, 1999 and 7,074,250 for the three month period ended June 30, 1998. Basic and dilutive earnings per share amounts are the same as the effect of dilutive outstanding stock options is immaterial.


NOTE 4.  INVENTORIES

Inventories are classified as follows:

                                                  June 30,             March 31,
                                                   1999                  1999
                                                          (In thousands)
        Raw Materials                            $13,691                $12,554
        Work-in-process                           11,719                 11,263
        Finished goods                             6,640                  7,664
                                                 -------                -------
        Total inventories                        $32,050                $31,481
                                                 =======                =======

                                       6

NOTE 5. DIRECTORS' INCENTIVE PLAN

In accordance with the Non-Employee Directors' Incentive Plan, one director has elected to receive shares of stock on a deferred basis in lieu of cash payments of his 1999 annual retainer fee. As of June 30, 1999, a total of 20,000 of the 60,000 shares reserved under the Plan for such deferral elections, was committed to be issued at the end of the deferment period, which is a specified period after the Director's resignation or certain other events, such as a sale or merger of the Company


NOTE 6.  COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and foreign currency translation adjustment for the period. Translation adjustments were $629,000 and $(1.6) million for the three months ended June 30, 1999 and June 30, 1998, respectively. Total comprehensive income (loss) for the three months ended June 30, 1999 and June 30, 1998 was $1.7 million and $(1.2) million, respectively.


NOTE 7.  RESTRUCTURING COSTS

In the fourth quarter of fiscal 1999, the Company initiated a restructuring plan to align its operations with current market conditions, improve the productivity of its operations and create a more efficient organizational structure. In conjunction with the plan, the Company recorded a pretax charge of $2.5 million comprised of severance and other employment-related costs resulting from a reduction in workforce. Payments under this plan totaled $1.3 million in the fiscal quarter ended June 30, 1999 and $.6 million in the fiscal quarter ended March 31, 1999. The remaining liability of $.6 million is expected to be substantially paid by the end of fiscal year 2000.

ITEM 2.

COLD METAL PRODUCTS,  INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of financial condition and results of operations during the periods included in the accompanying consolidated financial statements and should be read in conjunction with the annual financial statements.

RESULTS OF OPERATIONS
         The following table presents the Company's results of operations as a percentage of net sales:

                                                         Quarter Ended June 30,
                                                         ---------------------
                                                           1999        1998
                                                           ----        -----
    Net sales                                              100.0%      100.0%
    Cost of sales                                           88.1        91.9
                                                            ----        ----
    Gross profit                                            11.9         8.1
    Selling, general, and administrative expenses            7.0         5.7
    Interest expense                                         1.6         1.7
                                                             ---         ---
    Income before income taxes                               3.3         0.7
    Income taxes                                             1.2         0.2
                                                             ---         ---
    Net income                                              2.1%        0.5%
                                                            ====        ====

         Net sales for the three-months ended June 30, 1999 was $51.1 million (constituting net sales of the Company's continuing operations after its sale of two steel service centers in Ontario, Canada at the end of the fourth quarter of fiscal 1999) which was $15.7 million or 23.5% less than the Company's net sales for the corresponding period ended June 30, 1998. Lower revenues primarily reflected the elimination of revenue attributable to the service centers sold by the Company, which was $15.6 million in the quarter ended June 30, 1998. Similarly, the volume of tons shipped by the Company was 30.1% lower in the period ended June 30, 1999 than in the quarter ended June 30, 1998, accounting for $20.4 million of sales decrease. Somewhat offsetting this decrease in net sales was an aggregate increase in revenue per ton of $4.7 million as the sale of the Ontario service centers resulted in a shift in sales mix to specialty strip product which produced higher revenue per ton.

         Gross profit for the three months ended June 30, 1999 was $6.1 million or 11.9% of net sales, compared to $5.4 million or 8.1% of net sales for the three months ended June 30, 1998. Excluding the margins generated by the Ontario service centers in the prior year quarter, margins were up $847,000 in the quarter ended June 30, 1999. The improvement in gross profit is attributable to cost savings resulting from the Company's restructuring initiatives and increased volume at Ottawa, Ohio and the Company's continuing Canadian operations.

         Selling and administrative costs of $3.6 million in the quarter ended June 30, 1999 represented 7.0% of sales as compared to $3.8 million in the quarter ended June 30, 1998, which represented 5.7% of sales. Although the percentage of sales represented by selling and administrative costs increased, the aggregate amount of these costs represents a reduction as compared with the quarter ended June 30, 1998.

These lower costs resulted from the sale of the Ontario service centers and the effect of cost-reduction efforts implemented at the end of the prior fiscal year. These effects were somewhat offset by higher foreign currency transaction costs and higher compensation accruals related to the profitability performance in the quarter ended June 30, 1999.

         Interest expense was $802,000 or 1.6% of net sales for the three months ended June 30, 1999 compared to $1.1 million or 1.7% in the first quarter of fiscal year 1998. Lower expense primarily reflected the decrease in debt from the collection of proceeds of the service center sale.

         Income before taxes was $1.7 million or 3.3% of net sales for the three months ended June 30, 1999. The income before taxes for the three months ended June 30, 1998 was $509,000, or .7% of net sales.

         Income taxes for the three month period ended June 30, 1999 were $630,000 or 1.2% of net sales compared to $147,000, or .2% of net sales for the same period ended June 30, 1998. The effective tax rate was 37.3% in the first quarter of fiscal year 1999 compared with a 28.9% rate for the prior year period. The lower effective tax rate in the prior year period reflected a minor adjustment of valuation allowance.

         Net income for the three months ended June 30, 1999 was $1.1 million, or $.16 per share based on 6,451,703 shares as compared to $362,000, or $.05 per share based on 7,074,250 shares for the three months ended June 30, 1998, which included $467,000 ($.07 per share) of net losses attrtibutable to the disposed Ontario service centers.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities was $1.7 million for the three months ended June 30, 1999. While net income and the effect of depreciation provided funds, cash used by operating activities resulted from payments related to the reduction in force accomplished by the Company in the last quarter of the previous fiscal year, post-closing adjustments regarding the sale of the Ontario Service Centers, and other payments related to normal year-end accruals.

         Cash provided by investing activities was $14.2 million for the three months ended June 30, 1999, reflecting the collection of funds from the sale of the Ontario service centers, offset by capital expenditures.

         Cash flows from financing activities consumed $12.3 million for the three months ended June 30, 1999. In March of 1999, the Company sold its Ontario service centers for a total of $15.6 million, of which $14.6 was collected in April 1999 and used to reduce total bank debt.

         The Company's two bank lending arrangements provide an aggregate borrowing availability up to a maximum of approximately $71.1 million, of which $43.5 million was outstanding as of June 30, 1999. One of the borrowing facilities is a term loan in the approximate amount of $18.9 million secured by the fixed assets of the Company's facility in Ottawa, Ohio. At June 30, 1999, the Company was in violation with respect to a cash flow covenant which the lender has waived through the period ending December 31, 1999. Subsequent to December 1999, the Company expects to be in compliance.

          Management expects that cash generated from operating activities and its borrowing capacity will be sufficient to meet planned capital expenditure needs, cash requirements of the restructuring plan and other cash requirements for the next twelve months.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
There were no submissions of matters to a vote of the shareholders in the quarter ended June 30, 1999

ITEM 5. OTHER INFORMATION There is no other information to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a)      Exhibits:
         (10)(y) Letter Agreement between John E. Sloe and Cold Metal Products, Inc. (27) Financial Data Schedule
(b)      Reports on Form 8-K:  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Cold Metal Products, Inc.
                                      (Registrant)

                              /S/ RAYMOND P. TOROK
                              --------------------------------------------------
                              Raymond P. Torok
                              President, Chief Executive Officer


                              /S/ JOSEPH C. HORVATH
                              --------------------------------------------------
                              Joseph C. Horvath
                              Vice-President, Chief Financial Officer
                              (Principal Financial and Accounting Officer)

August 12, 1999