Form 10-Q
period 1999-09-30
COLD METAL PRODUCTS INC
filed 1999-11-12
CIK 918653

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999

                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Number of shares of Common Stock outstanding as of October 29, 1999: 6,367,500

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                                  SEC FORM 10-Q
                        Quarter Ended September 30, 1999





                                          Index
                                          -----

                                                                        Page No.
PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Statements of Operations ............................3
Condensed Consolidated Balance Sheets ......................................4
Condensed Consolidated Statements of Cash Flows ............................5
Notes to Condensed Consolidated Financial Statements .......................6


Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations ......................................................8


PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings ...............................................11
Item 4.   Submission of Matters to a Vote of Securities Holders ...........11
Item 5.   Other Information ...............................................12
Item 6.   Exhibits and Reports on Form 8-K ................................12
Signatures ................................................................12




                                                    PART I: FINANCIAL INFORMATION
                                                    ITEM 1. FINANCIAL STATEMENTS

                                              COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                             (UNAUDITED)

                                                                Three Months Ended                    Six Months Ended
                                                                ------------------                    ----------------
                                                                  September 30,                        September 30,
                                                                  -------------                        -------------
                                                              1999              1998             1999               1998
                                                              ----              ----             ----               ----

Net sales                                                $    49,761       $    61,367        $   100,896       $   128,223
Cost of sales                                                 43,501            57,610             88,535           119,030
                                                         -----------       -----------        -----------       -----------
Gross profit                                                   6,260             3,757             12,361             9,193

Selling, general, and administrative expenses                  3,425             4,243              7,033             8,040
Interest expense                                                 856             1,138              1,658             2,268
                                                         -----------       -----------        -----------       -----------
Income (loss) before income taxes                              1,979            (1,624)             3,670            (1,115)
Income taxes expense (benefit)                                   734              (610)             1,364              (463)
                                                         -----------       -----------        -----------       -----------
Net income (loss)                                        $     1,245       $    (1,014)       $     2,306       $      (652)
                                                         ===========       ===========        ===========       ===========

Basic and diluted
net income (loss) per share                              $      0.20       $     (0.14)       $      0.36       $     (0.09)
                                                         ===========       ===========        ===========       ===========

Weighted average common shares outstanding
                                                           6,367,500         7,069,005          6,409,372         7,071,613
                                                         ===========       ===========        ===========       ===========






            See notes to condensed consolidated financial statements.




                                     COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                    (UNAUDITED)
                                                                        September 30,            March 31,
                                                                        -------------            ---------
                                                                            1999                    1999
                                                                            ----                    ----
Assets:
Cash                                                                     $   2,451              $     399
Receivables                                                                 28,702                 38,772
Inventories                                                                 32,717                 31,481
Prepaid and other current assets                                             1,269                  2,729
                                                                         ---------              ---------
            Total current assets                                            65,139                 73,381
Property, plant  and equipment - at cost                                    76,246                 74,728
Less accumulated depreciation                                              (36,322)               (34,444)
                                                                         ---------              ---------
            Property, plant and equipment - net                             39,924                 40,284
Other assets                                                                10,434                  9,563
                                                                         ---------              ---------
            Total assets                                                 $ 115,497              $ 123,228
                                                                         =========              =========

Liabilities and shareholders' equity:
Short-term borrowings                                                    $   8,904              $  17,976
Accounts payable                                                            20,183                 17,221
Other current liabilities                                                    8,925                 12,611
                                                                         ---------              ---------
            Total current liabilities                                       38,012                 47,808
Long-term debt                                                              36,554                 37,356
Postretirement and other benefits                                           16,380                 16,048
Shareholders' equity:
Common stock, $.01 par value; 15,000,000 shares
  authorized, 7,532,250 shares issued                                           75                     75
Additional paid-in capital                                                  25,370                 25,360
Retained earnings                                                            7,946                  5,640
Accumulated other comprehensive income (loss)                               (3,195)                (3,732)
Less treasury stock, 1,164,750, and 999,750 shares, at cost                 (5,645)                (5,327)
                                                                         ---------              ---------
            Total shareholders' equity                                      24,551                 22,016
                                                                         ---------              ---------
            Total liabilities and shareholders' equity                   $ 115,497              $ 123,228
                                                                         =========              =========

            See notes to condensed consolidated financial statements



                                              COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (DOLLARS IN THOUSANDS)
                                                             (UNAUDITED)


                                                                                 Six Months Ended September 30,
                                                                                 ------------------------------
                                                                                   1999                  1998
                                                                                   ----                  ----
 CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:

   Net income                                                                  $   2,306              $   1,064

   Adjustments to reconcile net income to cash provided by (used in) operating activities:

     Depreciation and amortization                                                 1,756                  2,392

     Deferred directors' fees                                                         10                     20

     Changes in operating assets and liabilities:

        Accounts receivable                                                       (4,206)                  (708)
        Inventory                                                                   (987)                (2,219)
        Accounts payable                                                           2,745                    279
        Accrued expenses and other                                                (2,649)                (1,389)
                                                                               ---------              ---------
   Net cash (used in) operating activities                                        (1,025)                  (561)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                     (1,245)                (1,896)
   Sale of assets                                                                 14,642                   --
                                                                               ---------              ---------
   Net cash provided by (used in) investing activities                            13,397                 (1,896)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
   Payment of term loans                                                            (735)                  (715)
   Proceeds from revolving line of credit                                         76,568                113,392
   Payments of revolving line of credit                                          (85,854)              (109,592)
   Treasury stock acquisition                                                       (317)                   (70)
                                                                               ---------              ---------
     Net cash (used in) provided by financing activities                         (10,338)                 3,015

Net increase  in cash                                                              2,034                    558
Effect of exchange rates on cash                                                      18                   --
Cash at beginning of period                                                          399                    898
                                                                               ---------              ---------
Cash at end of period                                                          $   2,451              $   1,456
                                                                               =========              =========

      See notes to condensed consolidated financial statements.

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  OPINION OF MANAGEMENT

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Cold Metal Products, Inc. and Subsidiary (the Company) as of September 30, 1999 and March 31, 1999, the results of operations for the three month and six month periods ended September 30, 1999 and 1998, and changes in cash flows for the six months ended September 30, 1999 and 1998. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the audited consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended March 31, 1999.

NOTE 2.  RESULTS OF FOREIGN OPERATIONS

The Company operates in one business segment, intermediate steel processing. The Company derived revenues from customers in the United States of approximately $33.7 million and $35.8 million during the three months ended September 30, 1999 and 1998 and $69.8 million and $72.1 million during the six months ended September 30, 1999 and 1998. The remainder of the Company's revenues are related to customers and operations in Canada.

NOTE 3.  PER SHARE CALCULATIONS

                                                         Three Months Ended                  Six Months Ended
                                                         ------------------                  ----------------
                                                            September 30,                     September 30,
                                                            -------------                     -------------
                                                                              (In thousands)
                                                        1999                 1998               1999                1998
                                                        ----                 ----               ----                ----
Net income (loss)                                  $     1,245        $    (1,014)        $     2,306        $      (652)
Basic average shares outstanding                     6,367,500          7,069,005           6,409,372          7,071,613
Diluted average shares outstanding                   6,409,114          7,069,005           6,430,408          7,071,613
Basic and diluted earnings per share               $      0.20        $     (0.14)        $      0.36        $     (0.09)
                                                   =====================================================================

NOTE 4.  INVENTORIES

Inventories are classified as follows:

                                       September 30,                 March 31,
                                       -------------                ---------
                                            1998                      1999
                                            ----                      ----
                                                    (In thousands)
Raw Materials                         $   13,978                  $   12,554
Work-in-process                           12,189                      11,263
Finished goods                             6,550                       7,664
                                      --------------------------------------
Total inventories                     $   32,717                  $   31,481
                                      ======================================


NOTE 5. COMMON STOCK

Under a stock repurchase program authorized by the Company's Board of Directors, the Company purchased 165,000 shares of treasury stock in the six month period ended September 30, 1999 for a total of $317,000, resulting in an aggregate purchase of treasury shares of $3.0 million which is the maximum amount permitted by the Company's current financing agreements.

NOTE 6.  COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and foreign currency translation adjustment for the period. Translation adjustments were $92,000 and $(2.1) million for the three months ended September 30, 1999 and 1998, respectively and $537,000 and $(3.7) million for the six months ended September 30, 1999 and 1998, respectively. Total comprehensive income (loss) for the three months ended September 30, 1999 and 1998 was $1.3 million and $(3.1) million, respectively. Total comprehensive income (loss) for the six months ended September 30, 1999 and 1998 was $2.8 million and $(3.8) million, respectively.

NOTE 7.  RESTRUCTURING COSTS

In the fourth quarter of fiscal 1999, the Company initiated a restructuring plan to align it operations with current market conditions, improve the productivity of its operations, and create a more efficient organizational structure. In conjunction with the plan, the company recorded a pretax charge of $2.5 million comprised of severance and other employment-related costs resulting from a reduction in workforce. Payments under this plan totaled $.3 million in the quarter ended September 30, 1999, $1.3 million in the quarter ended June 30, 1999, and $.6 million in the quarter ended March 31, 1999. The remaining liability of $.3 million is expected to be substantially paid by the end of fiscal year 2000.

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

Results of Operations
---------------------

         The following table presents the Company's results of operations as a percentage of net sales:

                                                         THREE MONTHS ENDED SEPTEMBER 30,             SIX MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                              1999               1998              1999               1998

Net sales                                                    100.0%             100.0%            100.0%             100.0%
Cost of sales                                                 87.4               93.9              87.8               92.8
                                                  -------------------------------------------------------------------------
Gross profit                                                  12.6                6.1              12.2                7.2
Selling, general, and administrative
expenses                                                       6.9                6.9               7.0                6.3
Interest expense                                               1.7                1.8               1.6                1.8
                                                  -------------------------------------------------------------------------
Income (loss) before income taxes                              4.0               -2.6               3.6               -0.9
Income tax expense (benefit)                                   1.5               -1.0               1.3               -0.4
                                                  -------------------------------------------------------------------------
Net income (loss)                                              2.5%              -1.6%              2.3%              -0.5%
                                                  -------------------------------------------------------------------------


         Net sales for the three months ended September 30, 1999 were $49.8 million, which were $11.6 million or 18.9% less than the Company's net sales for the corresponding period ended September 30, 1998. Lower revenue primarily reflected the elimination of $13.4 million of revenue for the quarter ended September 30, 1998 attributable to the Ontario, Canada service centers divested by the Company in March 1999. After adjusting the quarter ended September 30, 1998 to remove the service center activity for comparison purposes, net sales for the quarter ended September 30, 1999 increased $1.8 million or 3.8%. This increase is attributable to 12.2% higher volume of tons shipped, which accounted for $5.8 million of sales increase, offset by $4.0 million from mix of lower revenue product sold.

         For the six months ended September 30, 1999, net sales of $100.9 million were $27.3 million lower that the $128.2 million for the comparable period of the prior year, reflecting the elimination of revenue attributable to the divested service centers. On a comparable location basis, year to date net sales were up $1.6 million, or 1.6%, as a result of a 9.2% increase in volume, which accounted for $9.2 million of sales increase, offset by $7.6 million from mix of lower revenue product.

         Gross profit for the three months ended September 30, 1999 was $6.3 million or 12.6% of net sales, which was an increase of $2.5 million over the three months ended September 30, 1998. Gross profit for the three months ended September 30, 1998 was $6.8 million, or 6.1% of net sales. Gross profit for the six months ended September 30, 1999 was $12.4 million or 12.2% of net sales compared to $9.2 million or 7.2% of net sales for the six months ended September 30, 1998. The increase in margins resulted from the elimination of the unprofitable service center operations, cost savings from the Company's restructuring initiatives, and increased volume at the Ottawa, Ohio and the Company's continuing Canadian operations.

         Selling and administrative costs of $3.4 million for the three months ended September 30, 1999 represented 6.9% of sales; selling and administrative costs for the three months ended September 30, 1998 were $4.2 million, also 6.9% of net sales. Lower expense resulted from the sale of the Ontario service centers and the effect of cost reduction efforts implemented at the end of the prior fiscal year, somewhat offset by higher incentive compensation accruals related to the improved profitability of the Company's operations. Additionally, expense in the prior year period reflected a special charge related to the former chief executive officer's retirement agreement. For the six month period ended September 30, 1999, selling and administrative costs were $7.0 million, or 7.0% of net sales, compared to $8.0 million, or 6.3% of net sales for the six months ended September 30, 1998, due to the aforementioned items.

         Interest expense was $.9 million, or 1.7% of net sales for the three months ended September 30, 1999 as compared to $1.1 million or 1.8% of net sales for the three months ended September 30, 1998. For the six months ended September 30, 1999, interest expense was $1.7 million, or 1.6% of net sales, compared to $2.3 million, or 1.8% of net sales for the six month period ended September 30, 1998. Lower expense primarily reflected the decrease in debt resulting from the collection of proceeds of the service center sale.

         Income before taxes was $2.0 million, or 4.0% of net sales for the three months ended September 30, 1999. For the three months ended September 30, 1998, loss before taxes was $(1.6) million, or (2.6)% of net sales. For the six months ended September 30, 1999, income (loss) before taxes was $3.7 million, or 3.6% of net sales, compared with $(1.1) million, or (.9)% of net sales for the six months ended September 30, 1998.

         Income tax expense (benefit) for the three months ended September 30, 1999 was $.7 million, or 1.5% of net sales compared to $(.6) million, or (1.0)% of net sales for the same period ended September 30, 1998. Income tax expense (benefit) for the six months ended September 30, 1999 was $1.4 million, or 1.3% of net sales, compared to $(.5) million, or (.5)% of net sales for the six months ended September 30, 1998. The effective tax rate was an 37.1% for the three months ended September 30, 1999, compared to 37.6% for the three months ended September 30, 1998. For the six months ended September 30, 1999, the effective tax rate was 37.2%, compared to 41.5% for the six months ended September 30, 1998. The effective tax rate in the prior year period reflected a minor adjustment of valuation allowance.

         Net income for the three months ended September 30, 1999 was $1.2 million, or $.20 per share as compared to net loss of $(1.0) million, or $(.14) per share for the three months ended September 30, 1998. Net income for the six months ended September 30, 1999 was $2.3 million or $.36 per share compared to net loss of $(.7) million or $(.09) per share for the six months ended September 30, 1998.

Liquidity and Capital Resources
-------------------------------

         During the six months ended September 30, 1999, operating activities used $1.0 million in cash, compared to cash used of $.6 million for the six months ended September 30, 1998. Cash inflows in the current year resulting from income, and increased payables were more than offset by increases in receivables and inventory and a decrease in other accrued expenses. The changes in payables, receivables, and inventory mostly reflected increased activity levels. The decrease in other accrued expenses resulted from payments related to the reduction in force accomplished by the Company in the last quarter of the previous fiscal year, post-closing adjustments related to the sale of the Ontario service centers, and other payments related to normal year-end accruals.

         Cash provided by investing activities was $13.4 million for the six months ended September 30, 1999, reflecting collection of $14.6 million from the sale of the Ontario service centers and $1.2 million of spending for capital projects during the period.

         Cash flows used in financing activities was $10.3 million for the six months ended September 30, 1999. In March 1999, the Company sold its Ontario service centers for a total of $15.6 million, of which $14.6 million was collected in April 1999 and used to reduce total bank debt.

         The Company's two bank lending arrangements provide an aggregate borrowing availability up to a maximum of approximately $71.8 million, of which $45.5 million was outstanding as of September 30, 1999. One of the borrowing facilities is a term loan in the approximate amount of $18.1 million secured by the fixed assets of the Company's facility in Ottawa, Ohio. At September 30, 1999, the Company was in violation with respect to a term loan cash flow covenant which the lender has waived through the period ending December 31, 1999. Subsequent to December 1999, the Company expects to be in compliance.

         In October 1999, the Board of Directors declared a regular quarterly dividend of $.05 per share on the outstanding common stock of the Company, payable on November 15, 1999 to all shareholders of record at the close of business October 29, 1999.

         Management expects that cash generated from operating activities and its borrowing capacity will be sufficient to meet planned capital expenditure needs, dividends, and other cash requirements for the next twelve months.

Year 2000
---------

         In the year 2000, certain computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. The Company must determine whether its systems are capable of recognizing and handling date information accurately and without interruption before, during and after January 1, 2000.

         All of the Company's critical information technology systems have been modified, tested, and/or certified from vendors as being Year 2000 compliant. Other non-information technology systems have been inventoried, tested, or certified in accordance with a compliance plan.

         To mitigate the risk of Year 2000 non-compliance by third parties, the Company has identified and contacted the suppliers and vendors with which the Company has significant relationships to evaluate the extent to which the Company is vulnerable to third party failure to remedy Year 2000 problems. The Company has assessed its vulnerability in this area and has developed contingency plans accordingly.

         The Company estimates that the total cost spent to date to achieve Year 2000 compliance for its internal systems and equipment is less than $150,000 which has been funded by operating resources.

         While the Company has assessed the readiness of its major suppliers and vendors, there is no assurance that all third parties on which the Company relies will be Year 2000 compliant in a timely manner. The worst case scenario for the Company would involve general failure of infrastructure systems such as electrical power. While the Company will continue to update contingency plans intended to allow the Company to move production among its various facilities, substitute alternate suppliers, or reduce or suspend operations in the case of a major infrastructure failure, the resulting disruption could have a material adverse effect on the Company's business or consolidated financial statements.

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

PART II.  OTHER INFORMATION
ITEM  1.  LEGAL PROCEEDINGS
         There are no legal proceedings to be reported.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Company's Annual Meeting of Shareholders for 1999 was held on July 22, 1999.

         (b)      See Item (c) below

         (c) At the Annual Meeting of Shareholders the following matters were voted:

                  1. Eight directors were elected to serve for a term of one year by the following vote:

                                                      Share Voted       Shares Voted
                                                      -----------       ------------
                                                          "For"          "Withheld"
                                                          -----          ----------
                          R. Quintus Anderson          6,015,626           6,870
                          Wilbur J. Berner             6,015,626           6,870
                          Edwin H. Gott, Jr.           6,015,626           6,870
                          Claude F. Kronk              6,015,626           6,870
                          Heidi A. Nauleau             6,015,626           6,870
                          Robert D. Neary              6,015,626           6,870
                          Peter B. Sullivan            6,015,626           6,870
                          Raymond P. Torok             6,015,626           6,870

                  2. The ratification of Option Grant to Chief Executive Officer was confirmed, ratified and approved by a vote of 5,826,041 shares for, 13,065 shares against, and 147,390 shares abstaining.

                  3. The selection of Deloitte & Touche LLP as independent auditors for the Company was confirmed, ratified, and approved by a vote of 6,019,826 shares for, 1,370 shares against, and 1,300 shares abstaining.

ITEM 5.  OTHER INFORMATION

         During the quarter ended September 30, 1999, the Company was notified by the New York Stock Exchange that new listing requirements of the Exchange might make the Company ineligible for continued listing on the Exchange. Accordingly, the Company has applied for and been accepted for listing on the American Stock Exchange. Trading of the Company's shares on the American Stock Exchange commenced in October of 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibit Number and Description
                  (27)       Financial Data Schedule.

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


                                Cold Metal Products, Inc.
                                      (Registrant)

                                /s/ Raymond P. Torok
                                ------------------------------------
                                Raymond P. Torok
                                President, Chief Executive Officer

                                /s/ Joseph C. Horvath
                                ------------------------------------
                                Joseph C. Horvath
                                Vice-President, Chief Financial Officer
                                (Principal Financial and Accounting Officer)

November 8, 1999