Form 10-Q
period 1999-12-31
COLD METAL PRODUCTS INC
filed 2000-02-10
CIK 918653

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the quarterly period ended DECEMBER 31, 1999

                           or

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

Number of shares of Common Stock outstanding as of January 31, 2000:  6,367,500

                            COLD METAL PRODUCTS, INC.
                                  SEC FORM 10-Q
                         Quarter Ended December 31, 1999





                                      Index
                                      -----

                                                                                          Page No.
PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations ..........................................................3
Consolidated Balance Sheets.....................................................................4
Consolidated Statements of Cash Flows...........................................................5
Notes to Consolidated Financial Statements......................................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...8


PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings ...................................................................11
Item 2.   Changes in Securities................................................................11
Item 3.   Defaults Upon Senior Securities......................................................11
Item 4.   Submission of Matters to a Vote of Securities Holders................................11
Item 5.   Other Information....................................................................11
Item 6.   Exhibits and Reports on Form 8-K.....................................................11
Signatures.....................................................................................12

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        Three Months Ended               Nine Months Ended
                                                        ------------------               -----------------
                                                            December 31                     December 31
                                                            -----------                     -----------
                                                        1999            1998             1999           1998
                                                        ----            ----             ----           ----
 Net sales                                         $    49,305     $    58,679      $   150,201     $   186,901
 Cost of sales                                          43,303          59,496          131,838         178,525
                                                   -----------     -----------      -----------     -----------
 Gross profit (loss)                                     6,002            (817)          18,363           8,376

 Selling, general, and administrative expenses           3,836           3,883           10,869          11,923
 Impairment of long-lived assets                            --           3,065               --           3,065
 Interest expense                                          896           1,116            2,554           3,384
                                                   -----------     -----------      -----------     -----------
 Income (loss) before income taxes                       1,270          (8,881)           4,940          (9,996)
 Income taxes expense (benefit)                            468          (2,490)           1,832          (2,953)
                                                   -----------     -----------      -----------     -----------
 Net income (loss)                                 $       802     $    (6,391)     $     3,108     $    (7,043)
                                                   ===========     ===========      ===========     ===========

 Basic and diluted
 Net income (loss) per share                       $      0.13     $     (0.91)     $      0.49     $     (1.00)
                                                   ===========     ===========      ===========     ===========

 Weighted average common shares
 outstanding                                         6,367,500       7,020,011        6,395,364       7,054,350
                                                   ===========     ===========      ===========     ===========






                 See notes to consolidated financial statements.

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              December 31,    March 31,
                                                              ------------    ---------
                                                                  1999          1999
                                                              ------------    ---------

Assets:
Cash                                                           $     470      $     399
Receivables                                                       27,812         38,772
Inventories                                                       36,737         31,481
Prepaid and other current assets                                   1,215          2,729
                                                               ---------      ---------
            Total current assets                                  66,234         73,381
Property, plant  and equipment - at cost                          77,196         74,728
Less accumulated depreciation                                    (37,292)       (34,444)
                                                               ---------      ---------
            Property, plant and equipment - net                   39,904         40,284
Other assets                                                      10,535          9,563
                                                               ---------      ---------
            Total assets                                       $ 116,673      $ 123,228
                                                               =========      =========

Liabilities and shareholders' equity:
Short-term debt                                                $   6,019      $  17,976
Accounts payable                                                  20,166         17,221
Other current liabilities                                         10,793         12,611
                                                               ---------      ---------
            Total current liabilities                             36,978         47,808
Long-term debt                                                    38,067         37,356
Postretirement benefits                                           16,253         16,048
Shareholders' equity:
Common stock, $.01 par value; 15,000,000 shares
  authorized, 7,532,250 shares issued                                 75             75
Additional paid-in capital                                        25,370         25,360
Retained earnings                                                  8,430          5,640
Accumulated other comprehensive income                            (2,855)        (3,732)
Less treasury stock, 1,164,750 and 999,750 shares, at cost        (5,645)        (5,327)
                                                               ---------      ---------
            Total shareholders' equity                            25,375         22,016
                                                               ---------      ---------
            Total liabilities and shareholders' equity         $ 116,673      $ 123,228
                                                               =========      =========



                 See notes to consolidated financial statements

                    COLD METAL PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                  Nine Months Ended
                                                                  -----------------
                                                                    December 31,
                                                                    ------------
                                                                1999           1998
                                                             ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $   3,108      $  (7,043)
  Adjustments to reconcile net income to cash
        provided by (used in) operating activities:
     Depreciation and amortization                               2,606          3,317
     Impairment of long-lived assets                                --          3,065
     Deferred directors' fees                                       10             10
     Deferred income taxes                                         265         (1,343)
     Changes in operating assets and liabilities:
        Accounts receivable                                     (3,100)         8,906
        Inventory                                               (4,822)         8,077
        Accounts payable                                         2,626         (5,158)
        Accrued expense and other                               (1,772)        (1,319)
                                                             ---------      ---------
     Net cash (used in) provided by operating activities        (1,079)         8,512

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                   (1,977)        (4,217)
   Sale of assets                                               15,153             --
                                                             ---------      ---------
     Net cash provided by (used in) investing activities        13,176         (4,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of term loans                                       (1,115)        (1,022)
   Proceeds from lease financing transaction                     2,076             --
   Proceeds from debt                                          110,183        119,572
   Payments of debt                                           (122,573)      (123,508)
   Payment of dividends                                           (318)            --
   Treasury stock acquisition                                     (317)          (249)
                                                             ---------      ---------
     Net cash (used in) financing activities                   (12,064)        (5,207)

Net increase (decrease) in cash                                     33           (912)
Effect of translation adjustment                                    38            (34)
Cash at beginning of period                                        399          1,140
                                                             ---------      ---------
Cash at end of period                                        $     470      $     194
                                                             =========      =========


                 See notes to consolidated financial statements.

                            COLD METAL PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  OPINION OF MANAGEMENT

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Cold Metal Products, Inc. (the Company) as of December 31, 1999 and March 31, 1999, the results of operations for the three month and nine month periods ended December 31, 1999 and 1998, and changes in cash flows for the nine months ended December 31, 1999 and 1998. The results of operations for the periods ended December 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the audited consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended March 31, 1999.

NOTE 2.  RESULTS OF FOREIGN OPERATIONS

The Company operates in one business segment, intermediate steel processing. The Company derived revenues from customers in the United States of approximately $32.9 million and $32.7 million during the three months ended December 31, 1999 and 1998 and $102.9 million and $104.6 million during the nine months ended December 31, 1999 and 1998. The remainder of the Company's revenues are related to customers and operations in Canada.

NOTE 3.  PER SHARE CALCULATIONS

                                               Three Months Ended              Nine Months Ended
                                               ------------------              -----------------
                                                  December 31,                     December 31,
                                                  ------------                     ------------

                                                                 (In thousands)

                                             1999             1998             1999           1998
                                             ----             ----             ----           ----
Net income (loss)                        $        02     $    (6,391)     $     3,108     $    (7,043)

Basic average shares outstanding           6,367,500       7,020,011        6,395,364       7,054,350

Diluted average shares outstanding         6,413,158       7,020,011        6,428,403       7,054,350

Basic and diluted earnings per share     $      0.13     $     (0.91)     $      0.49     $     (1.00)
                                         ============================================================


NOTE 4.  INVENTORIES

                                                   December 31, 1999                March 31, 1999
                                                   -----------------                --------------
                                                                    (In thousands)

Raw Materials                                         $   16,301                   $   12,554
Work-in-process                                           13,597                       11,263
Finished goods                                             6,839                        7,664
                                                      ---------------------------------------
Total inventories                                     $   36,737                   $   31,481
                                                      =======================================

NOTE 5. COMMON STOCK

Under a stock repurchase program authorized by the Company's Board of Directors, the Company purchased 165,000 shares of treasury stock in the nine month period ended December 31, 1999 for a total of $317,000, resulting in an aggregate purchase of treasury shares of $3.0 million which is the maximum amount permitted by the Company's current financing agreements.

NOTE 6.  COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and foreign currency translation adjustment for the period. Translation adjustments were $340,000 and $17,000 for the three months ended December 31, 1999 and 1998, respectively and $877,000 and $(3.7) million for the nine months ended December 31, 1999 and 1998, respectively. Total comprehensive income (loss) for the three months ended December 31, 1999 and 1998 was $1.1 million and $(6.4) million, respectively. Total comprehensive income (loss) for the nine months ended December 31, 1999 and 1998 was $4.0 million and $(10.7) million, respectively.

NOTE 7.  RESTRUCTURING COSTS

In the fourth quarter of fiscal 1999, the Company initiated a restructuring plan to align it operations with current market conditions, improve the productivity of its operations, and create a more efficient organizational structure. In conjunction with the plan, the company recorded a pretax charge of $2.5 million comprised of severance and other employment-related costs resulting from a reduction in workforce. Payments under this plan totaled $.1 million in the quarter ended December 31, 1999, $.3 million in the quarter ended September 30, 1999, $1.3 million in the quarter ended June 30, 1999, and $.6 million in the quarter ended March 31, 1999. The remaining liability of $.2 million is expected to be substantially paid by the end of fiscal year 2000.

NOTE 8. SALE/LEASEBACK FINANCING

In December 1999, the Company completed a sale/leaseback transaction for a new slitter project at the Company's Indianapolis plant. The transaction has been accounted for as financing, wherein the property remains on the books and will be depreciated. A financing obligation representing the proceeds of $2.1 million has been recorded, $2.0 as long term obligation and the balance as short term obligation. The lease has a term of seven years and requires minimum annual principle payments of $57,000 in fiscal 2000, $138,000 in fiscal 2001, $150,000 in fiscal 2002, $161,000 in fiscal 2003, $197,000 in fiscal 2004, $258,000 in fiscal 2005 , $279,000 in fiscal 2006, and $860,000 in fiscal 2007.

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

Results of Operations
---------------------
         The following table presents the Company's results of operations as a percentage of net sales:

                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                        DECEMBER 31,               DECEMBER 31,
                                                     1999         1998          1999         1998
Net sales                                           100.0%       100.0%        100.0%       100.0%
Cost of sales                                        87.8%       101.4%         87.8%        95.5%
                                                 -------------------------------------------------
Gross profit (loss)                                  12.2%        -1.4%         12.2%         4.5%
Selling, general, and administrative
  expenses                                            7.8%         6.6%          7.2%         6.4%
Impairment of long-lived assets                        ---         5.2%           ---         1.7%
Interest expense                                      1.8%         1.9%          1.7%         1.8%
                                                 -------------------------------------------------
Income (loss) before income taxes                     2.6%       -15.1%          3.3%        -5.4%
Income taxes (benefit) expense                        1.0%        -4.2%          1.2%        -1.6%
                                                 -------------------------------------------------
Net income (loss)                                     1.6%       -10.9%          2.1%        -3.8%
                                                 =================================================

         Net sales for the three months ended December 31, 1999 were $49.3 million, which were $9.4 million or 16.0% less than the Company's net sales for the corresponding period ended December 31, 1998. Lower revenue primarily reflected the elimination of $13.7 million of revenue for the quarter ended December 31, 1999 attributable to the Ontario, Canada service centers divested by the Company in March 1999. After adjusting the quarter ended December 31, 1998 to remove the service center activity for comparison purposes, net sales for the quarter ended December 31, 1999 increased $4.3 million or 9.7%. This increase is attributable to 17.0% higher volume of tons shipped. which accounted for $7.6 million of sales increase, offset by $3.2 million from mix of lower revenue products sold.

         For the nine months ended December 31, 1999, net sales of $150.2 million were $36.7 million lower than the $186.9 million for the comparable period of the prior year, reflecting the elimination of revenue attributable to the divested service centers. On a comparable location basis, year to date net sales were up $6.0 million, or 4.1% , as a result of a 11.7% increase in volume, which accounted for $16.9 million of sales increase, offset by $10.9 million from mix of lower revenue product sold.

         Gross profit for the three months ended December 31, 1999 was $6.0 million or 12.2% of net sales, which was an increase of $6.8 million over the three months ended December 31, 1998. Gross loss of $.8 million for the three months ended December 31, 1998 reflected a special charge of $2.7 million to write-down inventory in Canada. Gross profit for the nine months ended December 31, 1999 was $18.4 million, or 12.2% of net sales, compared to $8.4 million, or 4.5% of net sales, for the nine months ended December 31, 1998, which was also impacted by the inventory charge. The increase in margins beyond the effect of the inventory charge for both the three months and nine months ended December 31, 1999 resulted from the elimination of the unprofitable service center operations, cost savings from the Company's restructuring initiatives, and increased volume at the Ottawa, Ohio and the Company's continuing Canadian operations.

         Selling, general and administrative costs of $3.8 million for the three months ended December 31, 1999 represented 7.8% of net sales; selling and administrative costs for the three months ended December 31, 1998 were $3.9 million, or 6.6% of net sales. Lower expense resulted from the sale of the Ontario service centers and the effect of cost reduction efforts implemented at the end of the prior fiscal year, somewhat offset by higher incentive compensation accruals related to the improved profitability of the Company's operations. For the nine month period ended December 31, 1999, selling and administrative costs were $10.9 million, or 7.2% of net sales, compared to $11.9 million, or 6.4% of net sales for the nine months ended December 31, 1998, due to the aforementioned items and a special charge in the prior year period related to the former chief executive officer's retirement agreement.

         For the three month period ended December 31, 1998, the Company recorded a charge of $3.1 million to recognize the impairment of goodwill, machinery and equipment at one of the Ontario, Canada service center locations. This location was later divested in March, 1999.

         Interest expense was $.9 million, or 1.8% of net sales for the three months ended December 31, 1999 as compared to $1.1 million or 1.9% of net sales for the three months ended December 31, 1998. For the nine months ended December 31, 1998, interest expense was $2.6 million, or 1.7% of net sales, compared to $3.4 million, or 1.8% of net sales for the nine month period ended December 31, 1998. Lower interest expense primarily reflected the decrease in debt resulting from the collection of proceeds of the service center sale.

         Income before taxes was $1.3 million, or 2.6% of net sales for the three months ended December 31, 1999. For the three months ended December 31, 1998, loss before taxes was $8.9, or 15.1% of net sales. For the nine months ended December 31, 1999, income before taxes was $4.9 million, or 3.3% of net sales, compared with a loss of $10.0 million, or 5.4% of net sales for the nine months ended December 31, 1998.

         Income tax expense (benefit) for the three months ended December 31, 1999 was $.5 million, or 1.0% of net sales compared to $(2.5) million, or (4.2)% of net sales for the same period ended December 31, 1998. Tax expense (benefit) for the nine months ended December 31, 1999 was $1.8 million, or 1.2% of net sales, compared to $(2.9) million, or (1.6)% of net sales for the nine months ended December 31, 1998. The effective tax rate for the three month and nine month periods ended December 31, 1998 reflected the effect of a permanent difference for the non-deductible goodwill impairment charge taken in the quarter ended December 31, 1998

         Net income (loss) for the three months ended December 31, 1999 was $.8 million, or $.13 per share as compared to net loss of $(6.4) million, or $(.91) per share for the three months ended December 31, 1998. Net income (loss) for the nine months ended December 31, 1999 was $3.1 million, or $.49 per share compared to net loss of $(7.0) million or $(1.00) per share for the nine months ended December 31, 1998.

Liquidity and Capital Resources
-------------------------------

         During the nine months ended December 31, 1999, operating activities used $1.1 million in cash, compared to cash provided of $8.5 million for the nine months ended December 31, 1998. Cash inflows in the current year resulting from income and increased payables were more than offset by increases in receivables and inventory and a decrease in other accrued expenses. The changes in payables, receivable, and inventory mostly reflected increased activity levels. The decrease in other accrued expenses resulted from payments related to the reduction in force accomplished by the Company in the last quarter of the previous fiscal year, post-closing adjustments related to the sale of the Ontario service centers, and other payments related to year-end accruals.

         Cash provided by investing activities was $13.2 million for the nine months ended December 31, 1999, reflecting collection of $15.1 million from the sale of the Ontario service centers and $2.0 million of spending for capital projects during the period.

         Cash flows from financing activities consumed $12.0 million for the nine months ended December 31, 1999. In March 1999, the Company sold its Ontario service centers and $15.1 million was collected in the current year in relation to this sale and used to reduce total bank debt. In December 1999, the Company entered into a sale/leaseback transaction which provided $2.1 million of financing with monthly payments over a seven year term.

         The Company's two bank lending arrangements provided a maximum borrowing availability of approximately $72.7 million of which $42.0 million was outstanding at December 31, 1999. One of the borrowing facilities is a term loan in the approximate amount of $17.7 million secured by the fixed assets of the Company's facility in Ottawa, Ohio. At December 31, 1999, the Company was in violation with respect to a term loan cash flow covenant which the lender has waived through the period ending December 31, 1999. Subsequent to December 1999, the Company expects to be in compliance.

         In January, 2000, the Board of Directors declared the second regular quarterly dividend of $.05 per share on the outstanding common stock of the Company, payable on February 21, 2000 to shareholders of record as of February 7, 2000.

          Management expects that cash generated from operating activities and the Company's borrowing capacity will be sufficient to meet planned capital expenditure needs and other cash requirements for the next twelve months.

Year 2000
---------

         As of January 31, 2000, the Company has not experienced any significant Year 2000 related problems, nor to our knowledge, have any of our suppliers. We will continue to monitor all Year 200 related issues.


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

ITEM 5.  OTHER INFORMATION
         During the quarter ended September 30, 1999, the Company was notified by the New York Stock Exchange that new listing requirements of the Exchange might make the Company ineligible for continued listing on the Exchange. Accordingly, the Company applied for and has been accepted for listing on the American Stock Exchange. Trading of the Company's shares on the American Stock Exchange commenced on October 28, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         (a)      Exhibit Number and Description
                  (10)(y) Master Lease Agreement between National City Leasing Corporation and Coold Metal Products, Inc.
                  (27)    Financial Data Schedule
         (b)      Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Cold Metal Products, Inc.
                                      (Registrant)

                                 /s/ Raymond P. Torok
                                 ----------------------------
                                 Raymond P. Torok
                                 President, Chief Executive Officer


                                 /s/ Joseph C. Horvath
                                 ----------------------------
                                 Joseph C. Horvath
                                 Vice-President, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)
February 7, 2000