Form 10-K
period 2000-03-31
COLD METAL PRODUCTS INC
filed 2000-06-27
CIK 918653

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED MARCH 31, 2000. COMMISSION FILE NUMBER 1-12870.
                                                                    --------

                            COLD METAL PRODUCTS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

         NEW YORK                                         16-1144965
   -------------------------------          ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

2200 GEORGETOWN DRIVE, SUITE 301, SEWICKLEY, PENNSYLVANIA              15143
---------------------------------------------------------              -----
      (Address of principal executive offices)                       (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (724) 933-3445
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
Common Shares                                   American Stock Exchange
Par Value $.01 Per Share

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                ----------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X        NO
    -----         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting common shares, $.01 par value, held by non-affiliates of the registrant as computed by reference to the closing price on the American Stock Exchange on June 9, 2000 was $10,143,750.

The number of shares of Registrant's Common Stock, par value $.01 per share, outstanding as of June 9, 2000 was 6,367,500.

                       DOCUMENTS INCORPORATED BY REFERENCE

Select portions of the 2000 Proxy Statement of Cold Metal Products, Inc. are incorporated by reference into Part III of this Form 10-K to the extent provided herein.

                            COLD METAL PRODUCTS, INC.

                  FORM 10-K - FISCAL YEAR ENDED MARCH 31, 2000
                  --------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                               DESCRIPTION                                                              PAGE
                               -----------                                                              ----
PART I          Item     1     Business..................................................................3
                         2     Properties................................................................8
                         3     Legal Proceedings.........................................................8
                         4     Submission of Matters to a Vote of Security Holders.......................8
                         4A    Executive Officers of the Registrant......................................9

PART II         Item     5     Market and Dividend Information..........................................10
                         6     Selected Consolidated Financial Data.....................................11
                         7     Management's Discussion and Analysis of
                               Financial Condition and Results of Operations............................12
                         7A    Quantitative and Qualitative Disclosures About
                               Market Risk..............................................................16
                         8     Financial Statements and Supplementary Data..............................17
                         9     Changes in and Disagreements with Accountants
                               on Accounting and Financial Disclosures..................................36

PART III        Item     10    Directors and Executive Officers of the Registrant.......................36
                         11    Executive Compensation...................................................36
                         12    Security Ownership of Certain Beneficial
                               Owners and Management....................................................36
                         13    Certain Relationships and Related Transactions...........................36

PART IV         Item     14    Exhibits, Financial Statement, Schedules
                               and Reports on Form 8-K..................................................36

                               Signatures...............................................................40

                                     PART I

ITEM 1.  BUSINESS

General
-------

         Cold Metal Products, Inc. together with its wholly owned subsidiaries (collectively referred to herein as the "Company") is a corporation organized in 1980 under the laws of the State of New York. The Company is a leading intermediate processor of flat-rolled steel engineered to meet the critical requirements of precision parts manufacturers. As an intermediate processor of flat-rolled steel, the Company purchases coils of rolled steel from primary producers and in some cases from other intermediate steel processors, for further processing using techniques such as cold-rolling, annealing, normalizing, edge-conditioning and oscillate-winding, as well as more basic services of slitting and cutting to length. The Company's products include strip steel for specialty and conventional applications, and to a lesser extent, processed sheet steel. "Specialty" strip is highly engineered to meet customer needs in precision parts manufacturing while "conventional" strip is supplied to high-volume manufacturers whose purchasing criteria emphasize quality, price and service rather than unique specifications.

         Production and distribution of specialty, conventional strip steel and processed sheet steel comprises a single segment of the intermediate steel processing industry, involving inter-related equipment, technology and raw materials. Accordingly, the Company operates in one industry segment.

Products and Services
---------------------

         An intermediate processor of flat-rolled steel, the Company purchases coils of rolled steel from primary producers and processes the steel using techniques such as cold-rolling, annealing and normalizing to alter the gauge thickness and physical properties of the material to permit its use in other manufacturing activities. The Company also performs other highly specialized operations to strip steel, including edge-conditioning and oscillate-winding, as well as the more basic services of slitting and cutting to length. The Company processes and markets over 50 grades of steel, including grades that are custom-designed to meet special customer and application requirements. Product grades include specialty, ultra-low, high and very high carbon steel, alloy, high strength-low alloy and both 300 and 400 series stainless, as well as low and medium carbon commodity grades of steel.

         The Company believes that it is one of the few flat-rolled steel processors with a significant position in both the specialty and conventional strip steel markets, and is an industry leader in at least two key areas of specialty strip technology: (i) continuous annealing and normalizing of steel to produce special metallurgical properties and (ii) multi-head oscillate-winding to produce long lengths of narrow strip steel.

         Specialty strip products are highly engineered and customized, processed from flat-rolled coils of steel meeting exacting specifications in multiple rolling, annealing and finishing operations. Specialty strip is used in the manufacture of a variety of products, including bearings, cutting tools and chain saw blades, tape measures, high-tolerance springs and pen clips. Specialty strip production takes place principally at the Company's Indianapolis, Indiana, New Britain, Connecticut, and Youngstown, Ohio, plants. Conventional strip products are generally used in high-volume manufacturing applications that typically have stringent quality requirements. Customer purchasing decisions are usually based on prices offered by processors who can meet those requirements. Conventional strip product applications are used in the manufacture of such products as seat belt parts, transmission parts, industrial chains, door hinges, drawer slides, golf club shafts and other products. Conventional strip production takes place principally at the

Company's Ottawa, Ohio and Hamilton, Ontario plants. The Company's newly acquired subsidiary, Alkar Steel Corporation ("Alkar"), located in Roseville, Michigan, distributes principally to the automotive industry both specialty and conventional strip products produced at the Company's facilities or purchased from others.

         At its steel service center in Pointe Claire, Quebec, the Company produces and distributes processed sheet steel consisting primarily of hot-rolled, cold-rolled and galvanized steel. The steel service center purchases sheet steel from primary steel producers and adds value by slitting, cutting to length and providing warehousing services. This processed sheet steel is typically used in applications that do not require precision tolerances, such as for heating ducts and wall studs principally used in the construction industry.

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

- Annealing is a thermal process, which changes the hardness and certain metallurgical characteristics of steel. The most common means of softening strip steel for further processing or customer use is by annealing (heating and cooling) stacks of wound coils of strip steel in batch furnaces. All of the Company's strip mills are equipped for batch annealing. The Company is one of only two domestic strip producers to operate continuous annealing lines, which soften the strip steel by uncoiling the strip and passing it through a long temperature-controlled furnace to produce more uniform and grain-normalized properties in the strip. The Company believes it is the only North American producer to perform continuous annealing of high carbon and alloy steel grades.

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

- Several finishing operations are performed by the Company, including coating and edge-conditioning. Coating is performed internally on an electro-galvanizing line at the Youngstown facility and by outside vendors for other platings or paints as needed to meet a given customer's needs. Edge-conditioning is the conditioning of edges of processed steel into square, full-round or partially-round shapes by rolling and skiving and is done at several of the Company's plants.

Recent Developments
-------------------

         On March 31, 2000, the Company acquired all of the outstanding common stock of Alkar in a business combination accounted for as a purchase transaction. Alkar's business activities consist of a steel service center operating in the Detroit, Michigan area. Prior to its acquisition by the Company it had been a significant customer for the Company's specialty and conventional strip steel products. Alkar employs approximately 65 people.

         Effective March 30, 1999, the company disposed of its steel service centers in Hamilton and Concord, Ontario, Canada, which prior to their disposition employed approximately 100 people and engaged in slitting of steel, primarily for the automotive and industrial goods markets. After the disposition of the two service centers in Hamilton and Concord, the Company's only remaining Canadian steel service center is in Montreal, Quebec, Canada.

         In the fourth quarter of the fiscal year ended March 31, 1999, management of the Company's business operations was restructured through the establishment of geographic business units, with significant autonomy delegated to each business unit. Although the Company's operations continue to comprise a single segment of the intermediate steel processing industry, involving inter-related equipment, technology and raw materials, the new structure emphasizes accountability and initiative within each geographic region of the Company's operations. The restructuring has resulted in the streamlining of corporate management, including the elimination of some positions. Corporate management now concentrates on overall business strategy, decisions regarding executive personnel, major capital projects and financial evaluation of performance of the business units.

Raw Materials
-------------

         The primary raw materials used in the Company's operations are hot-rolled and cold-rolled steel coils. Currently, the Company obtains steel for processing from a number of primary steel producers, and to a lesser extent, from other intermediate steel processors. The Company has developed cooperative relationships with its principal suppliers, primarily domestic integrated steel producers, that the Company believes will enable it to assure itself of the availability of steel. The Company has also developed supply relationships with several primary steel producers outside of the U.S. and Canada. Over the Company's last three fiscal years, approximately 13% of its steel requirements were purchased from foreign suppliers. The Company's ability to acquire steel from sources outside the U.S. and Canada affords it access to certain grades required for its specialty strip production and, the Company believes, can afford substantial protection in the event of limited steel supply in North America.

         The Company's largest component of cost of sales is raw material costs. These costs can vary over time due to changes in steel pricing which the Company attempts to pass on as market conditions or contractual pricing agreements permit. In periods of changing steel prices, however, reductions in the Company's raw material costs may lag behind pressure on the Company's prices or increases in raw material costs may precede increases in the Company's prices, temporarily compressing the Company's profit margins.

Patents and Trademarks
----------------------

         The Company has no patents material to its business. With respect to trademarks, the Company has developed and produces the UniForm(R) series of specialty strip products that help customers solve problems in their manufacturing processes. The Company also has developed a proprietary LaserMatte(R) finish to enhance drawability in certain difficult forming operations, which the Company applies utilizing laser texturing technology acquired by the Company in 1995. These products include:

Product                     Application
-------                     -----------

UniForm(R) 100              Magnetic shielding and relay applications
UniForm(R) 200              Extra-deep drawn parts
UniForm(R) 300              Cut-shaped parts
UniForm(R) 500              Severely bent or stretched formed parts
UniForm(R) 700              Pre-hardened flat parts
UniForm(R) 800              High-strength parts requiring high ductility
Lasermatte(R)               Laser-generated  surface finish for deep drawing,
                            friction and enhanced bonding applications

Seasonality
-----------

         The Company experiences lower levels of net sales in the months of July, November and December, due primarily to holiday periods and customer plant shutdowns.

Working Capital Requirements
----------------------------

         The Company generally maintains its inventory of raw materials at levels that it believes are sufficient to satisfy the anticipated needs of its customers based on historic buying practices and market conditions. The Company believes that its practices are comparable to other companies in the intermediate steel processing industry. The Company believes that cash generated from operations and from borrowing under its committed revolving line of credit facility provide adequate cash for the Company's working capital requirements.

Customers
---------

         The Company sells its products primarily in the automotive, construction, cutting tools, consumer goods and industrial markets and to specialty steel distributors. During the fiscal year ended March 31, 2000, 38% of the Company's net sales were to the automotive market. These sales are primarily to manufacturers who produce component parts for sale to automotive manufacturers and after-market parts suppliers. The balance of the Company's net sales is almost equally divided among the other markets served.

         During the fiscal year ended March 31, 2000, the Company sold products to approximately 1000 customers with the largest single customer, Borg Warner Automotive, Inc. together with its subsidiaries, accounting for approximately 14% of the Company's net sales. During the fiscal year ended March 31, 2000, approximately 43% of the Company's net sales were made pursuant to arrangements with customers that contemplate deliveries over a period of 12 months or more.

         For the fiscal year ended March 31, 2000, approximately 70% of the Company's net sales were to customers in the U.S. and 30% were to customers in Canada. Less than 1% of the Company's net sales, in each of its last three fiscal years, were derived from sales to customers outside the U.S. and Canada. See Note 1 to Consolidated Financial Statements included herein at Item 8.

Backlog
-------

         At May 30, 2000, the Company's backlog was approximately $44 million compared with approximately $30 million at May 31, 1999. The increase in backlog as of May 2000 reflects the recent acquisition of Alkar and strong demand from the automotive industry. Management estimates that substantially all of the existing backlog will be shipped during the current fiscal year.

Competition
-----------

         The intermediate steel processing industry is highly competitive. The Company competes on the basis of quality, technical expertise, price and its ability to meet the delivery demands of its customers. Its principal competitors in the specialty strip market consist primarily of small, privately held concerns, many of which focus on certain grades, finishes or coatings. The Company's competitors in the conventional strip market include Steel Technologies, Inc., Worthington Industries and Gibraltar Steel Corporation. Imported processed steel from Japan and Europe also competes with the Company's strip steel products.

Compliance With Environmental Regulations
-----------------------------------------

         The Company's steel processing facilities are subject to many federal, state, provincial and local requirements relating to the protection of the environment, and the Company has made, and will continue to make, expenditures to comply with such provisions. The Company believes that its facilities are being operated in material compliance with these laws and regulations and does not believe that future compliance with such existing laws and regulations will have a material adverse effect on its results of operations or financial condition. Capital expenditures and expenses attributable to environmental control compliance were approximately $300,000 in fiscal 2000, and are forecast to be approximately $350,000 in fiscal 2001 and $400,000 in fiscal 2002.

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

Employees
---------

         As of May 31, 2000, the Company employed a total of 652 people, consisting of 224 salaried, 341 union hourly, and 87 non-union hourly employees. The total employee count is up from 568 as of May 31, 1999 principally as a result of the acquisition of Alkar and employment by the Company of sufficient personnel to meet the increased demand for the Company's products. The Company is a party to five collective bargaining agreements at four of its different manufacturing facilities and its Quebec service center. During the year ended March 31, 2000 the Company negotiated a contract extension through December 2004 at its Hamilton, Ontario facility, and in May 2000 entered into a five year contract with the employees of its Point Claire, Quebec service center. The Company believes its employee relations are good.

ITEM 2.  PROPERTIES

         The following table sets forth the location, square footage and use of each of the Company's principal production facilities as of March 31, 2000.


                           Square                                                     Owned or
             Location     Footage                       Type of Facility            Leased (1)
             --------     -------                       ----------------            ----------

Indianapolis, Indiana       140,000   Specialty and Conventional Strip production       Owned
Hamilton, Ontario           314,000   Conventional Strip production                     Owned
New Britain, Connecticut    290,000   Specialty Strip production                        Owned
Ottawa, Ohio                145,000   Conventional Strip production                     Owned
Pointe Claire, Quebec        45,000   Steel service center                              Owned
Roseville, Michigan          58,000   Steel service center                              Leased (2)
Youngstown, Ohio            430,000   Specialty Strip production                        Owned

(1) Each of the facilities owned by the Company is subject to the liens of financial institutions providing revolving and term loan credit facilities.
(2) Leased under agreement for $300,000 per year payable to John M. Fayad, Executive Vice-President of the Company. Lease term expires March 31, 2003, subject to one three-year renewal option. Mr. Fayad owned the premises occupied by Alkar at the time of its acquisition by the Company and the terms of the lease were negotiated as a part of the acquisition transaction. The Company believes that the rental rate of approximately $5.18 per square foot basis net of taxes and utilities is consistent with fair market lease values for similar facilities in the Detroit metropolitan area.

         Changes in product mix result in significant variations in productive capacity of the Company's facilities in any measurable period. The Company estimates that its facilities operated at an estimated 80% of productive capacity in fiscal 2000.

ITEM 3.  LEGAL PROCEEDINGS

         As of March 31, 2000, no material legal proceedings were pending against the Company. Certain claims, suits and complaints arising in the ordinary course of the Company's business have been filed or are pending against the Company. In the opinion of management, none of such claims, suits or complaints is material and in the aggregate, they will not have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no submissions of matters to a vote of the shareholders in the fourth quarter of the fiscal year ended March 31, 2000.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table lists the names, positions held and ages of all the executive officers of the Company:

         Name           Age             Position with Company
         ----           ---             ---------------------

Heidi A. Nauleau         43     Chairman of the Board of Directors
Raymond P. Torok         53     President and Chief Executive Officer
Joseph C. Horvath        45     Vice-President and Chief Financial Officer
John M. Fayad            52     Executive Vice-President - U.S. Service Centers
David A. Berry           36     Vice President - Management Information Systems
Corinn S. Grossetti      44     Secretary

Executive officers are elected by the Board of Directors and serve at its discretion.

HEIDI A. NAULEAU is Chairman of the Company and a Director, having been elected to those positions in 1998 and 1993, respectively. Aarque Capital Corporation, a corporation controlled indirectly by Mrs. Nauleau and her parents, R. Quintus Anderson and Sondra R. Anderson, owns approximately 57.7% of the shares of Common Stock of the Company. Mrs. Nauleau is Chairman of The Aarque Companies, a group of corporations which are in businesses unrelated to the business of the Company and which are controlled by Aarque L. P., a limited partnership established by the Anderson family, including Mrs. Nauleau. She was elected to that position in February 1996. Mrs. Nauleau joined The Aarque Companies in 1981 as Assistant to the Chairman and was appointed Vice President/Europe in 1984. From 1987 until 1992, she was manager of a subsidiary of Aarque Steel Corporation. Mrs. Nauleau is the daughter of R. Quintus Anderson.

RAYMOND P. TOROK is President and Chief Executive Officer of Cold Metal Products, Inc. since October 1998. He is also a Director of the Company, having been elected by the Board of Directors in October 1998 to fill the vacancy created by the resignation of James R. Harpster. Prior to joining the Company, he served as President and Chief Executive Officer of Philadelphia Gear Corporation from 1994 to 1998. From 1968 to 1994, Mr. Torok was employed by Aluminum Company of America ("Alcoa").

JOSEPH C. HORVATH is Vice-President and Chief Financial Officer of Cold Metal Products, Inc. since July 1999. Prior to joining the Company, he served since 1991 as a Principal of Ernst & Young, LLP.

JOHN M. FAYAD is Executive Vice-President - U. S. Service Centers of Cold Metal Products, Inc. since April 2000. For the last eight years prior to joining the Company, he served as President of Alkar Steel Corporation and continues to serve in that capacity now that Alkar Steel Corporation is a subsidiary of the Company.

DAVID A. BERRY is Vice President - Management Information Systems of Cold Metal Products, Inc. since July 1999. He has over fifteen years of experience with the Company, having served in various financial positions.

CORINN S. GROSSETTI is Secretary of the Corporation since April 1999. She has held various financial positions with the Company since 1981.

                                     PART II

ITEM 5.  MARKET AND DIVIDEND INFORMATION

         As of June 9, 2000, there were 6,367,500 shares of common stock outstanding that were held by 88 holders of record and approximately 680 individual participants in security position listings. The Company declared its first regular quarterly dividend of $.05 per share on October 19, 1999. Prior to that date the Company had not declared any dividends. The Company's ability to pay dividends in the future is limited by the terms of its credit facilities so as not to exceed twenty-five percent of after tax income on a cumulative basis exclusive of certain accounting adjustments, commencing as of March 31, 1994, and by the requirement that no dividend shall result in a default under the credit facility. Additional information regarding the principal market for the Company's common stock and market prices for the Company's common stock is set forth below.

                                          Market Price Ranges
                                          -------------------
                                      Fiscal Year Ending March 31,
                                      ----------------------------

                              2000                          1999
                              ----                          ----
                        High         Low             High         Low
FIRST QUARTER           $3.00       $1.63            $5.06       $4.50
SECOND QUARTER          $4.31       $2.50            $5.56       $3.19
THIRD QUARTER           $3.94       $2.81            $3.25       $2.00
FOURTH QUARTER          $4.00       $3.00            $3.75       $1.63

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


                                                                         YEAR ENDED MARCH 31,
                                                                         --------------------

                                                    2000          1999           1998           1997          1996
                                                ------------- -------------- -------------- ------------- --------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:

Net sales                                       $   205,407   $   248,536      $  289,213   $   286,024   $    227,128
Cost of sales                                       180,205       233,811         264,799       262,133        205,727
                                                ------------- -------------- -------------- ------------- --------------
Gross profit                                         25,202        14,725          24,414        23,891         21,401
Selling, general, and administrative expenses
                                                     14,374        16,598          16,019        15,711         13,743
Special charges                                        ---         10,028            ---           ---            ---
Interest expense                                      3,460         4,418           4,624         3,115          2,918
                                                ------------- -------------- -------------- ------------- --------------
Income (loss) before income taxes                     7,368       (16,319)          3,771         5,065          4,740
Income tax expense (benefit)                          2,831        (3,714)          1,438         1,700          1,685
                                                ------------- -------------- -------------- ------------- --------------
Net income (loss)                                $    4,537    $  (12,605)     $    2,333    $    3,365     $    3,055
                                                ============= ============== ============== ============= ==============

Net earnings (loss) per share:

Basic                                            $      .71    $    (1.80)     $    0.33     $     0.47     $     0.43
                                                ============= ============== ============== ============= ==============
Diluted                                          $      .70    $    (1.80)     $    0.33     $     0.47     $     0.43
                                                ============= ============== ============== ============= ==============

Weighted average shares outstanding:

Basic                                             6,408,586     6,985,612       7,142,026     7,162,250      7,172,271
                                                ============= ============== ============== ============= ==============
Diluted                                           6,445,141     6,985,612       7,142,026     7,162,250      7,172,271
                                                ============= ============== ============== ============= ==============

BALANCE SHEET DATA:

Total assets                                     $  137,414    $  122,515      $  150,381    $  153,034     $  127,785
Working capital                                      39,480        25,573          56,773        43,419         51,450
Long-term debt                                       52,621        37,356          60,859        48,330         39,000
Shareholders' equity                                 26,317        22,016          35,709        35,194         32,368

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS COLD METAL PRODUCTS, INC. AND SUBSIDIARIES

         The following discussion and analysis provides information with respect to the results of operations of the Company for fiscal 2000, 1999 and 1998 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

         The following table presents the Company's results of operations expressed as a percentage of net sales:


                                                                  YEAR ENDED MARCH 31,
                                                                  --------------------
                                                            2000          1999          1998
                                                        ------------- ------------- --------------

Net sales                                                  100.0%        100.0%        100.0%
Cost of sales                                               87.7          94.1          91.6
                                                        ------------- ------------- --------------
Gross profit                                                12.3           5.9           8.4
Selling, general, and administrative expenses                7.0           6.7           5.5
Special charges                                              --            4.0           --
Interest expense                                             1.7           1.8           1.6
                                                        ------------- ------------- --------------
Income (loss) before income taxes                            3.6          (6.6)          1.3
Income tax expense (benefit)                                 1.4          (1.5)          0.5
                                                        ------------- ------------- --------------
Net income (loss)                                            2.2%         (5.1)%         0.8%
                                                        ============= ============= ==============

FISCAL 2000 COMPARED TO FISCAL 1999

         Net sales in fiscal 2000 of $205.4 million were $43.1 million or 17.3% less than the Company's net sales of $248.5 million in fiscal 1999. Lower revenue primarily reflected the elimination of $55.6 million of revenue attributable to the Ontario, Canada service centers sold by the Company in March 1999. After adjusting fiscal 1999 to remove the service center activity for comparison purposes, net sales for fiscal 2000 increased $12.5 million or 6.5%. This increase is attributable to 13.3% higher volume of tons shipped representing a $25.7 million sales increase, offset by $13.2 million sales decrease partly associated with the change in the product mix to lower revenue products. The Company also experienced downward pricing pressure for its products as a result of the availability of imported steel at relatively low costs.

         Gross profit in fiscal 2000 was $25.2 million or 12.3% of net sales, which was an increase of $10.5 million over fiscal 1999. Gross profit in fiscal 1999 reflected a charge of $2.7 million to write-down inventory in Canada to net realizable value. The increase in margins in fiscal 2000 beyond the effect of the inventory charge resulted from the elimination of the unprofitable service center operations, cost savings from the Company's restructuring initiatives, increased volume at the Company's Ottawa, Ohio facility and improved operating performance at the Company's continuing Canadian operations. In both fiscal 1999 and 2000, the Company experienced some compression of gross margins as it was negatively impacted by price increases for raw materials as steel imports began to ease, while experiencing resistance to corresponding selling price increases for its products in the marketplace.

         Selling, general and administrative costs of $14.4 million for fiscal 2000 represented 7.0% of net sales; selling and administrative costs for fiscal 1999 were $16.6 million or 6.7% of net sales. Lower selling, general and administrative expense in fiscal 2000 resulted from the elimination of such costs associated with the Ontario service centers that were sold in March, 1999. In addition there was an increase associated with higher compensation accruals in fiscal 2000 related to the improved profitability of the Company's operations, that approximated a charge related to the former chief executive officer's retirement agreement recognized in fiscal 1999.

         Interest expense in fiscal 2000 was $3.5 million or 1.7% of net sales as compared to $4.4 million or 1.8% of net sales in fiscal 1999. Lower interest expense primarily reflected using $14.6 million proceeds of the service center sale to decrease debt, somewhat offset by higher effective interest rates.

         Income before taxes in fiscal 2000 was $7.4 million or 3.6% of net sales. In fiscal 1999 loss before taxes was $16.3 million or 6.6% of net sales.

         Income tax expense for fiscal 2000 was $2.8 million or 1.4% of net sales compared to a tax benefit of $3.7 million or 1.5% of net sales for fiscal 1999. The effective tax rate for fiscal 2000 was 38.4% compared to 22.7% for fiscal 1999, which reflected the effect of a difference for the non-deductible goodwill impairment charge and foreign currency translation adjustments associated with the service centers sold in fiscal 1999.

         Net income for fiscal 2000 was $4.5 million, or $.71 per share as compared to net loss of $12.6 million, or $1.80 per share for fiscal 1999.

FISCAL 1999 COMPARED TO FISCAL 1998

         Net sales decreased $40.7 million, or 14.0%, to $248.5 million. This decrease was primarily due to a volume decrease of 11.9% from fiscal 1998, leading to a $34.4 million decrease in net sales. The decline in volume reflects the impact of several external factors including the General Motors work stoppage, the effect of the Asian financial crisis on customers, and low-priced imports. The announcement of the decision to reassess the strategic fit of the Company's Ontario service centers further impacted sales volumes in the fourth quarter. An aggregate decrease in sales revenue per ton also reduced sales by $6.3 million, reflecting an increased mix of lower revenue products, a weaker Canadian dollar, and downward pressure on steel pricing in the marketplace due to steel imported into North America at relatively low costs that resulted in lower pricing for the Company's products.

         Gross profit for fiscal 1999 was $14.7 million, down $9.7 million, or 39.7%, from fiscal 1998. Gross profit as a percent of sales was 5.9%, down from 8.4% in the prior year. The low volume levels had a severe adverse impact on gross profit in fiscal 1999. Also affecting gross profit was a third quarter charge of $2.7 million to write down inventories in Canada to estimated net realizable value. Also, beginning in the fourth quarter of fiscal 1999 the Company experienced some compression of gross margins as it was negatively impacted by price increases for its raw materials as steel imports began to ease, while experiencing resistance to corresponding selling price increases for its products in the marketplace.

         Selling, general and administrative expenses of $16.6 million were up $579,000 over fiscal 1998, reflecting costs incurred in connection with the retirement of the Company's former chief executive officer. As a percent of sales, selling, general and administrative expenses were 6.7% in fiscal 1999 versus 5.5% in fiscal 1998, the increase being primarily attributable to the decrease in sales and the non-recurring retirement cost discussed above. In fiscal 1999 the Company recorded special charges of $10.0 million related to the impairment of certain assets at the Direct Steel service center, the subsequent sale of two Ontario service centers, including the Direct Steel facility, and costs associated with a reduction of the Company's workforce. These charges were incurred in conjunction with the implementation of a restructuring plan authorized by the Company's board in January 1999. The restructuring plan included streamlining central management staff, decentralizing company operations through the creation of separate business units to enhance flexibility, responsiveness, and efficiency, and disposing of the two unprofitable service centers in Ontario. The implementation of the restructuring plan resulted in a 25% reduction in overall workforce.

         Interest expense for the year was $4.4 million, down slightly from $4.6 million in the prior fiscal year. Average effective interest rates were slightly lower in fiscal 1999, reflecting market effects, somewhat offset by higher average borrowings.

         Income tax benefit for fiscal 1999 totaled $3.7 million, with an effective tax rate of 22.7%. In fiscal 1998, income tax expense totaled $1.4 million, with an effective tax rate of 38.1%. The low effective tax rate in fiscal 1999 reflected the effects of a foreign currency translation adjustment charge and a goodwill impairment charge.

         The factors discussed above resulted in a net loss of $12.6 million or 5.1% of sales for fiscal 1999, compared to net earnings of $2.3 million or 0.8% of sales in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital primarily to fund working capital needs, capital expenditures, including the acquisition, expansion and improvement of facilities, machinery and equipment, and to acquire complementary steel-related businesses. The Company met its capital requirements in fiscal 2000 through cash flow from operations, the proceeds from the sale of service centers located in Ontario, Canada (sold on March 31, 1999), and from borrowings under credit facilities.

         In fiscal 2000, cash utilized to meet working capital needs for trade receivables and inventory substantially offset net cash provided by operations and trade payables.

         Net cash used in investing activities for fiscal 2000 totaled $1.6 million. Normal capital spending requirements and the acquisition of Alkar Steel Corporation ("Alkar") used a total of $16.9 million, offset by $15.3 million cash provided primarily from the sale of the Ontario service centers.

         Cash flows from financing activities provided $2.2 million in fiscal 2000. The Company's primary lending arrangement and the proceeds from an equipment sale and leaseback provided $5.1 million that was used to repay $1.5 million of term debt, pay $.6 million of dividends, and acquire $.8 million of treasury stock. Two quarterly dividends of $.05 per share, representing the first such distributions to shareholders, were declared and paid during fiscal 2000.

         The Company's primary lending arrangement is a revolving credit and term loan agreement, which provides up to a maximum of $70 million of borrowing availability, of which $39.8 million was used as of March 31, 2000. This credit, which bears interest at LIBOR plus 1.5%, is secured by substantially all of the assets of the Company, except certain Ottawa, Ohio assets, which secure a separate term loan.

         The Company's major market risk exposure is primarily due to possible fluctuations in interest rates as they relate to its variable rate debt. The Company does not enter into derivative financial investments for trading or speculation purposes. As a result, the Company believes that its market risk exposure is not material to the Company's financial position, liquidity or results of operations. The Company would be sensitive to a 10% market rate change in interest under the agreement in the approximate after-tax amount of $.2 million.

         The Company previously entered into a long-term borrowing arrangement to finance the expansion and improvement of its Ottawa, Ohio cold rolling mill facility. At March 31, 2000, approximately $17.4 million was outstanding under the terms of this agreement. As a result of the goodwill associated with the acquisition of Alkar, the Company violated the tangible net worth covenant of this loan agreement. The lender has waived non-compliance with this covenant through April 1, 2001, at which time the Company expects to be in compliance with the terms of the agreement.

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

INFLATION/IMPACT OF CHANGING PRICES

         The Company's largest component of cost of sales is raw material costs. These costs can vary over time due to changes in steel pricing which the Company attempts to pass on to customers as market conditions or contractual pricing agreements permit. The Company does not believe that inflation has had a significant impact on the results of its operations over the periods presented.

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

IMPACT OF YEAR 2000

         As of March 31, 2000, the Company has not experienced any significant Year 2000 related problems, nor to our knowledge, have any of our suppliers. We will continue to monitor all Year 2000 related issues.

FORWARD-LOOKING INFORMATION

         This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "expect," "believe," anticipate," "plan" and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, general business and economic conditions, competitive factors such as availability and pricing of steel, changes in customer demand, work stoppages by customers, potential equipment malfunctions, Year 2000 problems, or other risks and uncertainties discussed herein.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item is disclosed under the heading "Liquidity and Capital Resources" in Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is submitted pursuant to the requirement of Item 8.


DESCRIPTION                                                                                            PAGE
-----------                                                                                            ----
Independent Auditors' Report............................................................................18
Consolidated Balance Sheets as of March 31, 2000 and 1999...............................................19

Consolidated Statements of Operations for the Years Ended
   March 31, 2000, 1999 and 1998........................................................................20

Consolidated Statements of Shareholders' Equity
   for the Years Ended March 31, 2000, 1999 and 1998....................................................21

Consolidated Statements of Cash Flows for the Years Ended
   March 31, 2000, 1999 and 1998........................................................................22

Notes to Consolidated Financial Statements..............................................................23

Schedule II - Valuation and Qualifying Accounts and Reserves............................................35

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Cold Metal Products, Inc.
Youngstown, Ohio

         We have audited the accompanying consolidated balance sheets of Cold Metal Products, Inc. and subsidiaries (the "Company") as of March 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cold Metal Products, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Cleveland, Ohio
May 12, 2000

                           CONSOLIDATED BALANCE SHEETS

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES


                                                                                        MARCH 31,
                                                                                        ---------
                                                                             2000                        1999
                                                                  ---------------------------- -------------------------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
ASSETS:
Cash                                                                      $      1,559               $        399
Receivables                                                                     33,952                     36,149
Inventories                                                                     42,684                     31,481
Prepaid and other current assets                                                 3,897                      4,055
                                                                  ---------------------------- -------------------------
       Total current assets                                                     82,092                     72,084
Property, plant, and equipment - at cost                                        78,258                     74,728
Less accumulated depreciation                                                  (37,629)                   (34,444)
                                                                  ---------------------------- -------------------------
Property, plant and equipment - net                                             40,629                     40,284
Other non-current assets                                                        14,693                     10,147
                                                                  ---------------------------- -------------------------
       Total assets                                                       $    137,414               $    122,515
                                                                  ============================ =========================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Short-term borrowings                                                     $      6,556               $     17,976
Accounts payable                                                                25,597                     17,221
Other current liabilities                                                       10,459                     11,898
                                                                  ---------------------------- -------------------------
       Total current liabilities                                                42,612                     47,095
Long-term debt                                                                  52,621                     37,356
Postretirement and other benefits                                               15,864                     16,048
Shareholders' equity:
Common stock, $.01 par value; 15,000,000 shares
   authorized, 7,532,250 shares issued                                              75                         75
Additional paid-in capital                                                      25,371                     25,360
Retained earnings                                                                9,539                      5,640
Accumulated other comprehensive income (loss)                                   (3,024)                    (3,732)
Less treasury stock, 1,164,750 and 999,750 shares
   at cost                                                                      (5,644)                    (5,327)
                                                                  ---------------------------- -------------------------
       Total shareholders' equity                                               26,317                     22,016
                                                                  ---------------------------- -------------------------
       Total liabilities and shareholders' equity                         $    137,414               $    122,515
                                                                  ============================ =========================


                 See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES


                                                                                YEAR ENDED MARCH 31,
                                                                                --------------------
                                                                    2000                1999                1998
                                                             ------------------- ------------------- -------------------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales                                                        $    205,407       $    248,536        $    289,213
Cost of sales                                                         180,205            233,811             264,799
                                                             ------------------- ------------------- -------------------
Gross profit                                                           25,202             14,725              24,414

Selling, general, and administrative expenses                          14,374             16,598              16,019
Special charges                                                          ---              10,028                ---
Interest expense                                                        3,460              4,418               4,624
                                                             ------------------- ------------------- -------------------
Income (loss) before income taxes                                       7,368            (16,319)              3,771
Income tax expense (benefit)                                            2,831             (3,714)              1,438
                                                             ------------------- ------------------- -------------------
Net income (loss)                                                $      4,537       $    (12,605)       $      2,333
                                                             =================== =================== ===================

Net earnings (loss) per share:

   Basic                                                         $       0.71       $      (1.80)       $      0.33
                                                             =================== =================== ===================
   Diluted                                                       $       0.70       $      (1.80)       $      0.33
                                                             =================== =================== ===================

Weighted average shares outstanding:
   Basic                                                            6,408,586          6,985,612           7,142,026
                                                             =================== =================== ===================
   Diluted                                                          6,445,141          6,985,612           7,142,026
                                                             =================== =================== ===================



                 See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES

                                                                                             ACCUMULATED
                                                      ADDITIONAL                                OTHER
                                            COMMON      PAID-IN    TREASURY    RETAINED     COMPREHENSIVE
                                            SHARES      CAPITAL      STOCK     EARNINGS     INCOME/(LOSS)      TOTAL

                                          ------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)

Balance, March 31, 1997                      $   75     $ 25,330   $ (3,474)    $ 15,912      $ (2,649)       $35,194
Net income                                     ---          ---        ---         2,333          ---           2,333
Foreign currency translation adjustment        ---          ---        ---          ---         (1,385)        (1,385)
                                                                                                            ------------
   Comprehensive income                                                                                           948
Stock compensation                             ---            20       ---          ---           ---              20
Acquisition of treasury stock                  ---          ---        (453)        ---           ---            (453)
                                          ------------------------------------------------------------------------------
Balance, March 31, 1998                          75       25,350     (3,927)      18,245        (4,034)        35,709

Net loss                                       ---          ---        ---       (12,605)         ---         (12,605)
Foreign currency translation adjustment        ---          ---        ---          ---            302            302
                                                                                                            ------------
  Comprehensive loss                                                                                          (12,303)
Stock compensation                             ---            10       ---          ---           ---              10
Acquisition of treasury stock                  ---          ---      (1,400)        ---           ---          (1,400)
                                          ------------------------------------------------------------------------------
Balance, March 31, 1999                          75       25,360     (5,327)       5,640        (3,732)        22,016

Net income                                     ---          ---        ---         4,537          ---           4,537
Foreign currency translation adjustment        ---          ---        ---          ---            708            708
                                                                                                            ------------
  Comprehensive income                                                                                          5,245
Cash dividends                                 ---          ---        ---          (638)         ---            (638)
Stock compensation                             ---            11       ---          ---           ---              11
Acquisition of treasury stock                  ---          ---        (317)        ---           ---            (317)
                                          ------------------------------------------------------------------------------
Balance, March 31, 2000                       $  75     $ 25,371   $ (5,644)    $  9,539      $ (3,024)       $26,317
                                          ==============================================================================


                 See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES


                                                                                         YEAR ENDED MARCH 31,
                                                                                         --------------------
                                                                                    2000          1999         1998
                                                                                ------------- ------------- ------------
                                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                              $ 4,537      $ (12,605)     $ 2,333
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
     Depreciation and amortization                                                  3,429          4,459        4,408
     Impairment of long-lived assets                                                 ---           3,064         ---
     (Gain) loss on sales of assets                                                  (136)         4,383         ---
     Deferred income taxes                                                          1,582         (2,437)         301
     Stock compensation                                                                11             10           20
   Changes in operating assets and liabilities excluding assets acquired and sold:

     Receivables                                                                   (7,861)         3,845        4,705
     Inventories                                                                   (3,748)        13,504       (4,417)
     Prepaid and other assets                                                        (598)            33         (754)
     Accounts payable                                                               4,430         (1,927)      (2,558)
     Accrued expenses and other liabilities                                        (1,034)         1,904       (2,310)
                                                                                ------------- ------------- ------------
   Net cash provided by operating activities                                          612         14,233        1,728

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant, and equipment                                     (3,007)        (5,290)      (3,391)
   Acquisition of Alkar net of cash acquired                                      (13,939)          ---          ---
   Proceeds from sale of assets (principally Ontario service centers)              15,330           ---          ---
                                                                                ------------- ------------- ------------
   Net cash used in investing activities                                           (1,616)        (5,290)      (3,391)

CASH FLOWS FROM FINANCING ACTIVITIES

   Payments of term loans                                                          (1,503)        (1,378)      (1,263)
   Payments of other debt                                                        (159,618)      (158,721)    (214,462)
   Proceeds from other debt                                                       162,678        151,430      218,124
   Proceeds from sale leaseback                                                     2,075           ---          ---
   Payments of sale leaseback                                                         (32)          ---          ---
   Payment of dividends                                                              (638)          ---          ---
   Acquisition of treasury stock                                                     (755)          (962)        (453)
                                                                                ------------- ------------- ------------
   Net cash provided by (used in) financing activities                              2,207         (9,631)       1,946

Net increase (decrease) in cash                                                     1,203           (688)         283
Effect of exchange rate change on cash                                                (43)           (53)         (41)
Cash at beginning of period                                                           399          1,140          898
                                                                                ------------- ------------- ------------
Cash at end of period                                                             $ 1,559      $     399      $ 1,140
                                                                                ============= ============= ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid                                                                     $ 3,444      $   4,349      $ 4,617
                                                                                ============= ============= ============
Income taxes paid                                                                 $   156      $     313      $   455
                                                                                ============= ============= ============


                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
1.  PRINCIPLES OF CONSOLIDATION, BUSINESS DESCRIPTION AND ACCOUNTING POLICIES

         Consolidation and Presentation -- The consolidated financial statements include the accounts of the Company and its subsidiaries, Cold Metal Products, Limited, a Canadian Company and effective March 31, 2000, Alkar Steel Corporation ("Alkar"), a Michigan corporation. All significant intercompany transactions and accounts have been eliminated.

         Business Description -- The Company operates in one business segment, the intermediate steel processing business, and processes strip and sheet steel to meet the critical requirements of precision parts manufacturers. Through cold rolling, annealing, normalizing, slitting, edge-conditioning, oscillate-winding, and cutting-to-length, the Company provides value-added products to manufacturers in the automotive, construction, cutting tools, consumer goods, and industrial goods markets. The Company also supplies specialty steel distributors. The Company derived revenues from customers in the United States of approximately $144.8 million, $139.2 million, and $147.5 million in fiscal 2000, 1999 and 1998, respectively. The remainder of the Company's revenues is related to customers in Canada.

         During fiscal 2000, 1999 and 1998, approximately 38%, 38% and 44% of the Company's sales, respectively, and 45% of accounts receivable at both March 31, 2000 and 1999 were with companies in the automotive industry. The balance of the Company's net sales was approximately equally divided among the other markets served. One customer accounted for 14% and 11% of sales in fiscal 2000 and 1999, and 12.0% and 7.5% of accounts receivable at March 31, 2000 and March 31, 1999, respectively. No single customer accounted for 10% or more of sales in fiscal 1998. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

         Production facilities are located in Youngstown and Ottawa, Ohio; Indianapolis, Indiana; New Britain, Connecticut; Detroit, Michigan; Hamilton, Ontario, Canada; and Pointe Claire, Quebec, Canada. The Company has long-lived assets located in the United States of $59.2 million and $53.2 million at March 31, 2000 and March 31, 1999, respectively. The remainder of the Company's long-lived assets is related to operations in Canada.

         Financial Instruments -- The Company has various financial instruments including cash, receivables, short-term and long-term debt, and miscellaneous other assets. The Company has determined that the estimated fair value of its financial instruments approximates carrying value.

         Inventories -- Inventories are valued at the lower of cost or market. Cost of domestic inventories is determined under the last-in, first-out (LIFO) method; cost of inventories of the Canadian subsidiary is determined on the first-in, first-out (FIFO) method. Domestic inventories represent approximately 75% and 70% of total consolidated inventories at March 31, 2000 and 1999, respectively. Under the FIFO method of inventory pricing, domestic inventories would have been approximately $2.3 million and $1.2 million higher at March 31, 2000 and 1999, respectively.

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

         Goodwill -- Goodwill is amortized using the straight-line method over a period of 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted cash flows. In fiscal 1999, goodwill of $2.2 million was written off due to continued operating losses experienced at one of the Company's Canadian service center locations that was sold effective March 31, 1999.

         Revenue Recognition -- Revenue is recognized when products are shipped to customers. Sales returns and allowances are treated as a reduction to sales and are provided for based on historical experience and current estimates.

         Stock Based Compensation -- The Company accounts for its stock option plans using the intrinsic value accounting method, measured as the difference between the option exercise price and the market value of the stock at the measurement date. Accordingly, no compensation expense has been recognized for its stock-based compensation plans in the accompanying financial statements. Pro forma information regarding net income and earnings per share is calculated and disclosed in accordance with Statement of Financial Accounting Standard No. 123.

         Earnings (Loss) Per Share -- Earnings (loss) per share is computed based upon the weighted average number of common shares outstanding during the periods presented after consideration of the dilutive effect of outstanding stock options.


                                                                                 YEAR ENDED MARCH 31,
                                                                                 --------------------
                                                                      2000               1999               1998
                                                                ------------------ ------------------ ------------------
                                                                                    (IN THOUSANDS)
Net income (loss)                                                    $4,537            $ (12,605)         $   2,333
                                                                ================== ================== ==================

Weighted average shares outstanding                                   6,409                6,986              7,142
Net effect of dilutive stock options                                     36                 ---                ---
                                                                ------------------ ------------------ ------------------
Weighted average shares outstanding - assuming dilution               6,445                6,986              7,142
                                                                ================== ================== ==================

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

         New Accounting Standards -- The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. While the Company is currently evaluating the statement, it does not believe the standard will have any impact on its financial position or the results of operations.

         Reclassifications -- Certain reclassifications have been made to prior period balances to conform to the fiscal 2000 presentation.

2. ACQUISITION

         Effective March 31, 2000, the Company acquired all of the outstanding stock of Alkar Steel Corporation, a privately-held metal service center located in Detroit, Michigan for a purchase price of approximately $14.0 million including debt of $5.5 million which was paid at closing. The purchase price was funded under the Company's existing credit facilities. The acquisition was accounted for as a purchase and, accordingly, assets and liabilities were recorded at estimated fair values. Amounts recorded for this transaction were as follows:

                                                                 (IN THOUSANDS)

Current assets                                                      $    12.5
Machinery and equipment                                                   0.6
                                                                ---------------
Total assets acquired                                                    13.1
Liabilities assumed                                                       5.1
                                                                ---------------
Net assets acquired                                                       8.0
Goodwill                                                                  6.0
                                                                ---------------
Total purchase price, including acquisition costs                   $    14.0
                                                                ===============

         The allocation of the purchase price is preliminary. The final purchase price adjustment to reflect the fair values of the assets acquired and liabilities assumed is pending management's evaluation of such assets and liabilities. The fiscal 2000 operating results do not include any amounts attributable to the Alkar acquisition. Unaudited pro forma consolidated results of operations assuming the acquisition had occurred on April 1, 1999 and giving effect to certain adjustments based on the preliminary allocation of the purchase price reflect net sales of $ 233.0 million, net income of $4.7 million, and basic net earnings per share of $.73. The unaudited pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined operations.

3.  SPECIAL CHARGES

         In December 1998, as a result of continued operating losses experienced at the Concord, Ontario service center, the Company recognized a special pretax charge of $3.1 million for impairment of goodwill, machinery and equipment to adjust the assets to their estimated realizable market value.

         In March 1999, the Company completed the sale of both its Concord and Hamilton, Ontario steel service center operations for $14.6 million in cash received in April 1999, and a $1.0 million subordinated note, which was collected in fiscal 2000. The sale resulted in a pre-tax loss of $4.4 million, which included a $3.4 million charge related to the accumulated foreign currency translation adjustment on the disposed assets and liabilities of these service centers.

         In the fourth quarter of fiscal 1999, the Company initiated a restructuring plan to align its operations with current market conditions, improve the productivity of its operations, and create a more efficient organizational structure. In conjunction with the plan, the Company recorded a pretax charge of $2.5 million in the fourth quarter of fiscal 1999 comprised of severance and other employment related costs resulting from a reduction of approximately 70 employees. Payments of approximately $2.5 million have been made in final settlement.

4.  OTHER BALANCE SHEET INFORMATION


                                                                                           MARCH 31,
                                                                                  2000                    1999
                                                                         ----------------------- -----------------------
                                                                                         (IN THOUSANDS)
Receivables:
   Customer receivables, less reserves and allowances of
     $1,465 and $1,193, respectively                                            $   33,952              $  21,507
   Proceeds receivable from sale of assets                                            ---                  14,642
                                                                         ----------------------- -----------------------
                                                                                $   33,952              $  36,149
                                                                         ======================= =======================
Inventories:
   Raw materials                                                                $   21,257              $  12,554
   Work in process                                                                  14,527                 11,263
   Finished goods                                                                    6,900                  7,664
                                                                         ----------------------- -----------------------
                                                                                $   42,684              $  31,481
                                                                         ======================= =======================
Prepaid and other current assets:

   Prepaid expenses                                                             $      769              $     725
   Taxes receivable                                                                  1,727                  1,910
   Deferred income taxes                                                             1,401                  1,420
                                                                         ----------------------- -----------------------
                                                                                $    3,897              $   4,055
                                                                         ======================= =======================

Property, plant, and equipment:
   Land                                                                         $    1,604              $   1,581
   Buildings                                                                        14,209                 14,093
   Machinery and equipment                                                          59,223                 56,352
   Construction in process                                                           3,222                  2,702
                                                                         ----------------------- -----------------------
                                                                                $   78,258              $  74,728
                                                                         ======================= =======================
Other non-current assets:
   Deferred income taxes                                                        $    4,340              $   5,927
   Goodwill                                                                          5,985                   ---
   Pension                                                                           3,585                  3,302
   Other                                                                               783                    918
                                                                         ----------------------- -----------------------
                                                                                $   14,693              $  10,147
                                                                         ======================= =======================
Other current liabilities:
   Payroll and related employee benefits                                        $    6,975              $   7,451
   Income taxes                                                                      1,556                    327
   Receivable collections payable to asset purchaser                                  ---                   1,816
   Other                                                                             1,928                  2,304
                                                                         ----------------------- -----------------------
                                                                                $   10,459              $  11,898
                                                                         ======================= =======================

5.  DEBT



                                                          SHORT-TERM                            LONG-TERM
                                                          ----------                            ---------
                                                          MARCH 31,                             MARCH 31,
                                                          ---------                             ---------
                                                   2000               1999               2000               1999
                                             ------------------ ------------------ ------------------ ------------------
                                                                           (IN THOUSANDS)
Committed facility                               $   4,778           $ 16,473          $   35,000         $  20,000
Term note                                            1,640              1,503              15,716            17,356
Lease financing                                        138               ---                1,905              ---
                                             ------------------ ------------------ ------------------ ------------------
Total                                            $   6,556           $ 17,976          $   52,621         $  37,356
                                             ================== ================== ================== ==================

         The Company has a committed revolving and term loan credit facility that provides availability up to a maximum of $70.0 million, based on a percentage of accounts receivable and inventory. At March 31, 2000, unused availability was $17.1 million, prior to the effects of including Alkar availability of approximately $8.0 million. During fiscal 1999, the facility was amended to provide for borrowing at LIBOR plus 150 basis points, with performance-based interest rate reductions, to amend certain financial ratio covenants and to extend the term through October 2002. Under the committed facility, the Company has determined that $4.8 million would be subject to repayment with funds generated from operating activities during the coming fiscal year. As such, these funds are reflected as short-term in nature. The weighted average interest rate at March 31, 2000 and 1999 was 7.5% and 6.4%, respectively. The facility is collateralized by accounts receivable, inventory, common stock of the Canadian subsidiary, and property, plant and equipment. As of March 31, 2000, the credit line supported letters of credit in the amount of $315,000.

         In December 1996, the Company borrowed $21.8 million under an eight and one-half year term loan at a fixed rate of 8.8% secured by the fixed assets of its expanded Ottawa, Ohio facility. The term loan agreement contains certain financial and other covenants. At March 31, 2000, the Company was in violation with respect to a tangible net worth covenant. The lender has waived noncompliance of the covenant through the period ending April 1, 2001, by which date the Company expects to be in compliance. At March 31, 2000, approximately $17.4 million of the term loan was outstanding. The scheduled maturities of the term loan are as follows: 2001 - $1.6 million; 2002 - $1.8 million; 2003 - $2.0 million; 2004 - $2.1 million; 2005 - $2.3 million and $7.6 million thereafter.

         In December 1999, the Company completed a sale/leaseback transaction for a new slitter project at the Company's Indianapolis plant. The $2.1 million transaction has been accounted for as a financing lease. As of March 31, 2000, approximately $2.0 million was outstanding. The lease has a seven-year term and scheduled maturities are as follows: $.1 million in fiscal 2001 and 2002, $.2 million in fiscal 2003 and 2004, $.3 million in fiscal 2005 and 2006, and $.8 million in fiscal 2007.

6.  INCOME TAXES

         Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (ii) operating loss and tax credit carryforwards. Components of the Company's deferred tax assets and liabilities are as follows:


                                                                                               MARCH 31,
                                                                                               ---------
                                                                                       2000                1999
                                                                                ------------------- --------------------
                                                                                            (IN THOUSANDS)
Deferred tax assets:
   Postretirement and postemployment benefit obligations                             $  5,636             $ 5,795
   Inventory basis differences                                                            201                  62
   Reserves not currently deductible                                                      618                 961
   Tax operating loss carryforwards (expire 2012-2020)                                  4,933               5,432
   Tax credit carryforwards (expire 2002-2005 and unlimited))                             580                 538
                                                                                ------------------- --------------------
                                                                                       11,968              12,788
   Valuation allowance                                                                   (383)               (383)
                                                                                ------------------- --------------------
                                                                                       11,585              12,405
Deferred tax liabilities:
   Property and equipment basis differences                                            (5,057)             (4,290)
   Pension asset                                                                         (787)               (768)
                                                                                ------------------- --------------------
Net deferred tax asset                                                               $  5,741             $ 7,347
                                                                                =================== ====================

The provision (benefit) for income taxes includes:


                                                                               YEAR ENDED MARCH 31,
                                                                               --------------------
                                                                  2000                 1999                1998
                                                           -------------------- ------------------- --------------------
                                                                                  (IN THOUSANDS)
CURRENT TAXES:
   U.S. federal                                                 $   ---              $   ---             $     87
   Canadian federal and provincial                                 1,246               (1,286)              1,019
   State and local                                                     3                    9                  31
                                                           -------------------- ------------------- --------------------
                                                                   1,249               (1,277)              1,137
DEFERRED TAXES:

   U.S.                                                              533               (1,693)                 95
   Canadian                                                        1,049                 (744)                206
                                                           -------------------- ------------------- --------------------
                                                                   1,582               (2,437)                301
                                                           -------------------- ------------------- --------------------
Total                                                           $  2,831             $ (3,714)           $  1,438
                                                           ==================== =================== ====================

Reconciliations of the U.S. federal statutory tax rate to the effective tax rate are as follows:


                                                                                     YEAR ENDED MARCH 31,
                                                                            2000             1999             1998
                                                                       ---------------- ---------------- ---------------
U. S. federal statutory tax rate                                             35.0%           35.0%            35.0%
Effect of graduated rates                                                    (1.0)           (1.0)            (1.0)
Effect of Canadian rates                                                      1.9             1.6              2.6
State taxes                                                                   0.7             1.0              0.8
Permanent differences (travel and entertainment)                              0.6            (0.6)             1.3
Foreign currency translation adjustment and goodwill charge                   --            (12.5)             --
Change in valuation allowance                                                 --              0.4              --
Other                                                                         1.2            (1.2)            (0.6)
                                                                       ---------------- ---------------- ---------------
Effective tax rate                                                           38.4%           22.7%            38.1%
                                                                       ================ ================ ===============

7. EMPLOYEE BENEFIT PLANS

         The Company has various pension plans covering substantially all of its employees. The Company's hourly employees and domestic salaried employees are covered by noncontributory retirement benefit plans. These plans generally provide benefits based upon a formula using fiscal average earnings or at a stated amount for each year of service. The plans' assets are principally invested by outside asset managers in marketable debt and equity securities. The Company's funding policy is to make actuarially determined annual contributions to provide the plans with sufficient assets to meet future benefit payments consistent with the funding requirements of applicable regulations. The Canadian subsidiary has a defined contribution pension plan covering its salaried employees. The Company's contributions to the defined contribution pension plan include a noncontributory portion, which is a stated percentage of salary, and a contributory portion, where the Company matches the employee's contribution 100% up to 5% of their salary. The Company also contributes to a domestic multi-employer plan under a collective bargaining agreement. The Company's contribution under this plan is expensed monthly as paid.

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

         The following tables summarize the change in benefit obligations, plan assets, funded status, and net periodic benefit costs of the Company's pension and postretirement benefits plans:


                                                             PENSION BENEFITS           OTHER POSTRETIREMENT BENEFITS
                                                             ----------------           -----------------------------
                                                                                 MARCH 31,
                                                                                 --------
                                                          2000             1999             2000             1999
                                                     ---------------- ---------------- ---------------- ----------------
                                                                               (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefits obligation at beginning of year                $   33,097      $   30,918        $   13,489      $   11,908
Service cost                                                   990           1,164               192             186
Interest cost                                                2,239           2,126               882             845
Amendments                                                     659             272                40            ---
Actuarial (gain) loss                                       (1,324)            542              (187)          1,162
Benefits paid                                               (1,798)         (1,442)             (960)           (941)
Foreign currency exchange rates                                123            (319)               18             (22)
Curtailments                                                  ---             (701)             ---              247
Special termination benefits                                  ---              537              ---              104
                                                     ---------------- ---------------- ---------------- ----------------
Benefit obligation at end of year                           33,986          33,097            13,474          13,489
                                                     ---------------- ---------------- ---------------- ----------------

CHANGE IN PLAN ASSETS

Fair value of plan assets at beginning of year              34,072          32,061              ---             ---
Actual return on plan assets                                 5,739           2,124              ---             ---
Employer contribution                                        1,017           1,684               960             941
Benefits paid                                               (1,798)         (1,442)             (960)           (941)
Foreign currency exchange rates                                153            (355)             ---             ---
                                                     ---------------- ---------------- ---------------- ----------------
Fair value of plan assets at end of year                    39,183          34,072              ---             ---

RECONCILIATION OF FUNDED STATUS AT END OF YEAR

Plan assets in excess of (less than) benefit                 5,197             975           (13,474)        (13,489)
Unrecognized net actuarial (gain) loss                      (4,665)           (337)             (172)             28
Unrecognized prior service cost                              2,766           2,306            (1,434)         (2,035)
Unrecognized initial net obligation                            287             358              ---             ---
                                                     ---------------- ---------------- ---------------- ----------------
Prepaid (accrued) benefit cost                          $    3,585      $    3,302        $  (15,080)     $  (15,496)
                                                     ================ ================ ================ ================


                                                                PENSION BENEFITS AND OTHER POSTRETIREMENT BENEFITS
                                                                --------------------------------------------------
                                                                               YEAR ENDED MARCH 31,
                                                                               --------------------
                                                                  2000                 1999                 1998
                                                           -------------------- -------------------- --------------------
WEIGHTED AVERAGE ASSUMPTIONS:
PENSION BENEFITS
Discount rate                                                      7.50%                6.75%                7.00%
Expected return on plan assets                                 7.00 - 8.50%         7.00 - 8.50%         7.00 - 8.50%
Rate of compensation increase - domestic plans only                5.00%                5.00%                5.00%
POSTRETIREMENT BENEFITS
Discount rate                                                      7.50%                6.75%                7.00%

         For measurement purposes, a 9.0% annual rate of increase in the per capita costs of covered domestic health care benefits for pre-age 65 payments (7.0% for post-age 65 payments) was assumed for fiscal 2000. The rate was assumed to decrease gradually to 5.5% in 2007 for pre-age 65 payments and in 2003 for post-age 65 payments and remain at that level thereafter. In Canada, an 8.6% annual rate of increase in the per capita cost of covered health care benefits for pre-65 payments was assumed for fiscal 2000. The rate was assumed to decrease gradually to 4.5% by 2005 and remain at that level thereafter.


                                                      PENSION BENEFITS                OTHER POSTRETIREMENT BENEFITS
                                                      ----------------                -----------------------------
                                                                       YEAR ENDED MARCH 31,
                                                                       --------------------
                                               2000         1999         1998         2000         1999        1998
                                            ------------ ------------ ------------ ------------ ----------- ------------
                                                                          (IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                  $   990     $  1,164     $    964     $    192      $   186     $    142
Interest cost                                   2,239        2,126        1,926          882          845          825
Expected return on plan assets                 (2,759)      (2,604)      (2,015)         ---          ---          ---
Amortization of prior service cost                231          201          191         (561)        (564)        (564)
Amortization of initial net obligation             74           74           75         ---          ---          ---
Recognized net actuarial (gain) loss               46           25          (14)          16         ---          (156)
Curtailment (gain) loss                          ---          (379)        ---          ---           286         ---
Cost of special termination benefits             ---           537          148         ---           104         ---
                                            ------------ ------------ ------------ ------------ ----------- ------------
Net periodic benefit cost-defined
   benefit plan                                   821        1,144        1,275          529          857          247
Net periodic benefit cost -
   multi-employer plan                             96           55         ---          ---          ---          ---
Net periodic benefit cost - defined
   contribution plan                              188          268          281         ---          ---          ---
                                            ------------ ------------ ------------ ------------ ----------- ------------
Net periodic benefit cost                     $ 1,105     $  1,467     $  1,556     $    529      $   857     $    247
                                            ============ ============ ============ ============ =========== ============

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on postretirement benefits:


                                                         1-PERCENTAGE-POINT INCREASE    1-PERCENTAGE-POINT DECREASE
                                                         ---------------------------    ---------------------------
                                                          2000                1999         2000                1999
                                                       ------------ ------ ------------ ------------ ------ -----------
                                                                               (IN THOUSANDS)
Effect on total of service and interest cost            $     26            $     26     $    (23)           $    (24)
Effect on postretirement benefit obligation             $    282            $    276     $   (252)           $   (263)

         Domestic employees are eligible to participate in savings plans, which include a 401(k) feature. The Company matches employee contributions 50% to 100%, in ranges of 3% to 6% of basic earnings. Employees vest in matching contributions after attaining three years of service. Company matching contributions were $.6 million for each of fiscal 2000, 1999 and 1998.

         In fiscal 1999, the Company established a supplemental executive retirement plan for its former Chairman of the Board, one of the principal shareholders of the Company. Funding of the plan by the Company resulted in a pretax charge of $.5 million during fiscal 1999, not reflected in the tables above. The benefit is to be paid over a fifteen year period, but while the former chairman continues to serve as Chairman of the Executive Committee of the Company's Board of Directors, he and the Company have agreed to defer the commencement of the benefit, no portion of which was paid in fiscal 2000.

8.  MANAGEMENT INCENTIVE PROGRAMS

         The Company has programs that provide for the grant of incentive awards including stock options or restricted stock to officers, key employees, and non-employee directors. Effective January 27, 1994, the Company's Board of Directors approved the officer and key employee stock option program. Under the program, stock options granted may be either options intended to qualify for federal income tax purposes as "incentive stock options" or options not qualifying for favorable tax treatment, "nonqualified stock options." In fiscal 1996, the shareholders approved an increase in the total number shares of common stock issuable under the program to 715,350 shares. The stock options are exercisable over a period determined by the Board of Directors, with the majority of options granted to date vesting at three years. In no case are options exercisable longer than ten years after the date they are granted.

         The Company's Non-Employee Directors' Incentive Plan, which was adopted on March 3, 1994 and amended by the shareholders on July 20, 1996, provides for the issuance of shares to Directors (i) on a deferred basis, in lieu of payment of annual retainer fees and (ii) through options granted at the beginning of a director's term or, on a discretionary basis, thereafter. The plan reserves for issuance 60,000 shares for deferral elections and 100,000 shares for the granting of options. At the beginning of his or her term, each director is granted an option to purchase 10,000 shares at a price equal to the market price on the date of the grant, exercisable after three years but no longer than ten years after grant, or upon certain specified events, such as a sale or merger of the Company. Options grantable on a discretionary basis under the plan are exercisable no less than six months from the date of the grant. Deferral elections under the plan allow eligible directors to defer receipt of director fees in cash or common stock until a specified period after his or her resignation or certain other events, such as a sale or merger of the Company. Amounts deferred under this election were 5,517 shares in fiscal 2000, 2,119 shares in fiscal 1999, and 4,000 shares in fiscal 1998. Total deferred shares outstanding at March 31, 2000 including effects of dividend reinvestment were 20,547 shares.

         A summary of the status of the Company's incentive stock options as of March 31, 2000, 1999 and 1998 and changes during the years ending on those dates is presented below:


                                                2000                       1999                       1998
                                      -------------------------- -------------------------- --------------------------
                                                 WEIGHTED-AVERAGE           WEIGHTED-AVERAGE           WEIGHTED-AVERAGE
                                                     EXERCISE                   EXERCISE                   EXERCISE
                                        SHARES        PRICE        SHARES         PRICE        SHARES       PRICE
                                      ------------ ------------- ------------ ------------- ------------ -------------
Outstanding at beginning of year       635,000       $   6.39     472,500       $   8.00     472,500       $   8.00
Granted                                 40,000           3.16     200,000           3.00        ---            ---
Exercised                                 ---            ---         ---            ---         ---            ---
Forfeited                              (32,500)          5.02     (37,500)          8.58        ---            ---
                                      ------------               ------------               ------------
Outstanding at end of year             642,500           6.25     635,000           6.39     472,500           8.00
                                      ============               ============               ============
Options exercisable at year-end        489,167           7.29     412,500           8.03     267,500           9.59
                                      ============               ============               ============
Weighted-average fair value of
   options granted during the year                   $   0.48                   $   0.91                   $   ---

The following table summarizes information about incentive stock options outstanding as of March 31, 2000.


                                       OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                                       -------------------                               -------------------
                                            WEIGHTED-
                                            AVERAGE
                           NUMBER          REMAINING              WEIGHTED-            NUMBER             WEIGHTED-
       RANGE OF        OUTSTANDING AT     CONTRACTUAL              AVERAGE          EXERCISABLE AT         AVERAGE
    EXERCISE PRICES        3/31/00            LIFE              EXERCISE PRICE          3/31/00        EXERCISE PRICE
    ---------------        -------            ----              --------------          -------        --------------
   $2.69 - $ 3.00          220,000            8.6 years             $ 2.97              66,667             $ 3.00
   $5.75 - $10.00          422,500            4.4 years             $ 7.96             422,500             $ 7.96

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999, respectively: dividend yield of
6.0 percent for fiscal 2000; expected volatility of 39% and 34%; risk-free interest rates of 6.75% and 6.0%; and weighted-average expected life of 3 years for both years.

         In fiscal 2000 and 1999, non-qualified stock option grants of 100,000 and 200,000, respectively, were granted at $3.19 and $3.00 per share, respectively, in connection with the commencement of the employment of certain executive employees. The exercise price is equal to the fair market value on the date of the grant and the grant is subject to certain provisions relating to exercise applicable on changes in control of the Company, termination of employment, and on other terms and conditions comparable to the terms of the Company's employee incentive stock option program. As of March 31, 2000, approximately 117,000 of these options were exercisable at a weighted-average exercise price of $3.08. The weighted-average fair value of these options granted in fiscal 2000 and 1999 was $.62 per share and $.91 per share, respectively. The options granted in fiscal 2000 are subject to shareholder ratification. The Company's majority shareholder has committed to vote for ratification of these options at the next annual meeting of the Company.

         As permitted by SFAS No. 123, the Company has continued to use the intrinsic value method of measuring stock based compensation. If compensation costs had been determined based on the fair value of the awards at the grant date there would not have been a material impact on the Company's reported amount of net income or loss or net earnings or loss per share.

9.  SHAREHOLDERS' EQUITY

         Under a stock repurchase program authorized by the Company's Board of Directors, the Company purchased 165,000 shares of treasury stock in fiscal 2000 for a total of $.3 million, resulting in an aggregate purchase of treasury shares of $3.0 million which is the maximum amount permitted by the Company's current financing agreements. In fiscal 1999, 100,000 shares of treasury stock were purchased in the open market for a total of $.3 million and in fiscal 1998, 88,000 shares were purchased for a total of $.5 million.

         Pursuant to special agreements with former officers, the Company also purchased an additional 233,700 shares of stock at a price of $.6 million in fiscal 2000, and 208,050 shares of stock in fiscal 1999 for an aggregate purchase price of $.9 million. The Company recorded a $.4 million charge in fiscal 1999 in connection with these special agreements, which was related to the excess of the purchase price over the fair market value of the stock.

10.  COMMITMENTS AND CONTINGENCIES

         The Company leases certain facilities and various equipment under noncancelable leases expiring through February 2005. The future minimum obligations under noncancelable operating leases in effect at March 31, 2000 are: $.4 million in fiscal 2001, $.7 million in 2002, and an immaterial amount thereafter. Total rental expense for operating leases was $.4 million, $.5 million and $.5 million in fiscal 2000, 1999 and 1998, respectively.

         Certain claims, suits, and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, none of these claims, suits or complaints is material and in the aggregate will not have a material adverse effect on the Company's results of operations or financial condition.

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following tables set forth certain quarterly financial data. Quarterly and year to date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year due to rounding and weighting effects. Third and fourth quarter results in fiscal 1999 included special charges totaling $10.0 million before taxes, which contributed $8.3 million of loss after tax.


                                                                     YEAR ENDED MARCH 31, 2000

                                             ---------------------------------------------------------------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                              1ST QUARTER     2ND QUARTER    3RD QUARTER     4TH QUARTER   FISCAL YEAR

Net sales                                      $  51,135      $  49,761       $  49,305       $  55,206      $ 205,407
Gross profit                                       6,101          6,260           6,002           6,839         25,202
Net income                                     $   1,061      $   1,245       $     802       $   1,429      $   4,537
                                             ============== =============== =============== ============== =============
Basic earnings per share                       $    0.16      $    0.20       $    0.13       $    0.22      $    0.71
                                             ============== =============== =============== ============== =============
Diluted earnings per share                     $    0.16      $    0.20       $    0.13       $    0.21      $    0.70
                                             ============== =============== =============== ============== =============


                                                                     YEAR ENDED MARCH 31, 1999

                                             ---------------------------------------------------------------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                              1ST QUARTER     2ND QUARTER    3RD QUARTER     4TH QUARTER   FISCAL YEAR

Net sales                                      $  66,856      $  61,367       $  58,679       $  61,634      $ 248,536
Gross profit (loss)                                5,436          3,757            (817)          6,349         14,725
Net income (loss)                              $     362      $  (1,014)      $  (6,390)      $  (5,563)     $ (12,605)
                                             ============== =============== =============== ============== =============
Basic and diluted earnings (loss)
   per share                                   $    0.05      $   (0.14)      $   (0.91)      $   (0.82)     $   (1.80)
                                             ============== =============== =============== ============== =============


                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             ------------------------------------------------------------

                                                     (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------
                                          BALANCE AT      CHARGED TO                                      BALANCE AT
                                           APRIL 1,       COSTS AND                                        MARCH 31,
              DESCRIPTION                    1997          EXPENSES          OTHER        DEDUCTIONS         1998
              -----------                    ----          --------          -----        ----------         ----
Allowance for doubtful accounts            $    546         $      4           ---              ---        $     550
Inventory aging reserves (1)               $  1,436         $    188           ---              ---        $   1,624
Customer claims reserve (2)                $    916             ---            ---         $   (151)(3)    $     765

                                           BALANCE AT      CHARGED TO                                      BALANCE AT
                                            APRIL 1,       COSTS AND                                        MARCH 31,
              DESCRIPTION                     1998         EXPENSES        OTHER         DEDUCTIONS           1999
              -----------                     ----         --------        -----         ----------           ----
Allowance for doubtful accounts            $    550         $    783      $   (260)(4)     $   (593)(3)    $     480
Inventory aging reserves (1)               $  1,624         $    443           ---              ---        $   2,067
Customer claims reserve (2)                $    765             ---            ---         $    (52)(3)    $     713

                                           BALANCE AT      CHARGED TO                                      BALANCE AT
                                           APRIL 1,         COSTS AND                                       MARCH 31,
              DESCRIPTION                    1999           EXPENSES         OTHER         DEDUCTIONS        2000
              -----------                    ----           --------         -----         ----------        ----

Allowance for doubtful accounts            $    480             ---       $     64 (5)     $    (86)(3)    $     458
Inventory aging reserves (1)               $  2,067             ---            ---         $   (598)(3)    $   1,469
Customer claims reserve (2)                $    713         $    293           ---              ---        $   1,006

(1) To adjust specific inventory items to lower of cost or market value. Reserve is reflected in appropriate inventory categories.
(2) To adjust specific customer receivables for allowed claims. Reserve is reflected against receivables.
(3)  Adjustments against the account for purposes provided.
(4)  Reserves related to disposed businesses.
(5)  Reserves related to acquired businesses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

                     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by Item 10 as to the Directors of the Registrant is incorporated by reference to the information set forth under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's definitive proxy statement for its July 28, 2000 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than June 29, 2000. Information required by this
Item 10 regarding Executive Officers of the Company is incorporated by reference to Item 4A in Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

         Information required by Item 11 is incorporated herein by reference to the information set forth under the captions "Executive Compensation," "Human Resources Committee Report on Executive Compensation," and "Performance Graph," as well as the information under the caption "Compensation of Directors," in the Registrant's definitive proxy statement for its July 28, 2000 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than June 29, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by Item 12 is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management," in the Registrant's definitive proxy statement for its July 28, 2000 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than June 29, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item 13 is incorporated by reference to Note (2) at Item 2 in Part I of this Report.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT, SCHEDULES, AND REPORTS ON FORM 8-K

A.   The following documents are filed as part of this Form 10-K.

1.   CONSOLIDATED FINANCIAL STATEMENTS
     Included under Item 8 of this report:
       Independent Auditors' Report

       Consolidated Balance Sheets, March 31, 2000 and 1999.

       Consolidated Statement of Operations for the each of the three years in the period ended March 31, 2000.

       Consolidated Statement of Shareholders' Equity for each of the three years in the period ended March 31, 1999.

       Notes to Consolidated Financial Statement for each of the three years in the period ended March 31, 1999.

2.   SUPPLEMENTAL SCHEDULES
     Included under Item 8 of this report:

     Financial Statement Schedule II - Valuation and Qualifying Accounts and Reserves.

3.   EXHIBITS


           Exhibit No. and Description                                 Location
           ---------------------------                                 --------
(2)(a)     Stock Purchase Agreement by and                         Filed herein
           among Cold Metal Products, Inc. and
           Alkar Steel Corporation and the
           Stockholders of Alkar Steel Corporation
           dated March 31, 2000
(2)(b)     Asset Purchase Agreement between                        Previously filed as an exhibit to the Company's
           Cold Metal Products, Limited and                        Form 8-K filed April 14, 1999
           Maksteel Inc. dated March 30, 1999

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

(3)(i)(b)  Amendment to the Restated Certificate of                Previously filed as Exhibit 3.3 to the Company's
           Incorporation of Registrant                             Registration Statement on Form S-1, which became effective on March 21, 1994 at 4:00 p.m.  (Commission File No.
                                                                   33-74986)

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

(10)(a)    Third Amended and Restated Credit Facility and          Previously filed as an exhibit to the Company's 1998
           Security Agreement between The Bank of New York         Annual Report on Form 10-K filed on June 25, 1998
           and the Company, dated as of April 1, 1998, which
           amended and restated the Second Amended and
           Restated Discretionary Credit facility previously
           filed and listed as Exhibit 10(a) to the Company's
           Annual Report on Form 10K for the fiscal year
           ended March 31, 1997

(10)(b)    Cold Metal Canadian Subsidiary Guaranty Agreement,      Previously filed as Exhibit 3.1 to the Company's
           dated as of July 31, 1987, between                      Registration Statement on Form S-1, which became
           Irving Trust Company (predecessor to The Bank of        effective March 21, 1994 at 4:00 p.m. (Commission
           New York) and on Registrant's Canadian Subsidiary,      File No. 33-74986)
           Cold Metal Products Company, Ltd.


(10)(c)    Supply Agreement, dated February                        Previously filed as Exhibit 10.3 to the Company's
           1987, as amended June 20, 1989,                         Registration Statement on Form S-1, which became
           December 31, 1992 and December 31,                      effective on March 21, 1994 at 4:00 p.m. (Commission
           1993, subject to request for confidential               File No. 33-74986)
           treatment

(10)(d)    Tax Sharing and Indemnification Agreement, dated        Previously filed as Exhibit 10.5 to the Company's
           January 31, 1994, among Registrant and its              Registration Statement on Form S-1, which became
           affiliates                                              effective on March 21, 1994 at 4:00 p.m. (Commission
                                                                   File No. 33-74986)

(10)(e)    Special Incentive Compensation Plan of                  Previously filed as Exhibit 10.10 to the Company's
           Registrant, effective December 1, 1993                  Registration Statement on Form S-1, which became
                                                                   effective on March 21, 1994 at 4:00 p.m. (Commission
                                                                   File No. 33-74986)

(10)(f)    Special Incentive Compensation Plan                     Previously filed as Exhibit 10.11 to the Company's
           Trust Agreement, dated January 28, 1994                 Registration Statement on Form S-1, which became
                                                                   effective on March 21, 1994 at 4:00 p.m. (Commission
                                                                   File No. 33-74986)

(10)(g)    Amended and Restated 1994 Incentive                     Previously filed as Exhibit A to the Company's
           Program                                                 1995 Proxy Statement filed on June 22, 1995

(10)(h)    Share Purchase and Loan Agreement,                      Previously filed as Exhibit 10.13 to the Company's
           dated December 30, 1993, among Cold                     Registration Statement on Form S-1, which became effective
           Metal Products Company, Ltd., Lance                     on March 21, 1994 at 4:00 p.m. (Commission File No.
           and Mara Dunlap, 955404 Ontario Inc.                    33-74986)
           and  Direct Steel, Inc.

(10)(i)    Share Purchase and Loan Amendment                       Previously filed as Exhibit E-5 to the Company's 1994
           Agreement, dated March 23, 1994                         Annual Report on Form 10-K filed on June 29, 1994
           among Cold Metal Products Company,
           Ltd., Lance and Mara Dunlap, 955404
           Ontario Inc. and Direct Steel, Inc.

(10)(j)    Shareholders Agreement, dated                           Previously filed as Exhibit E-6 to the Company's 1994
           March 23, 1994, Cold Metal Products                     Annual Report on Form 10-K filed on June 29, 1994
           Company, Ltd., Lance and Mara
           Dunlap, 955404 Ontario Inc. and Direct Steel, Inc.

(10)(k)    Supply Agreement, dated March 23,                       Previously filed as Exhibit E-7 to the Company's 1994
           1994, between Cold Metal Products                       Annual Report on Form 10-K filed on June 29, 1994
           Company, Ltd. and Direct Steel, Inc.

(10)(l)    Agreement between Registrant and The                    Previously filed as Exhibit 10.20 to the Company's
           Stanley Works, dated February 17, 1994                  Registration Statement on Form S-1, which became
                                                                   effective on March 21, 1994 at 4:00 p.m. (Commission
                                                                   File No. 33-74986)

(10)(m)    Amended and Restated Non-Employee Directors'            Previously filed as Exhibit B to the Company's 1995 Proxy
           Incentive Plan                                          Statement filed on June 22, 1995


(10)(n)    Master Equipment Lease Agreement, Equipment             Previously filed as Exhibit E-2 to the Company's 1995
           Schedule No. 01 and related addenda between Cold        Annual Report on Form 10-K filed on June 29, 1995
           Metal Products, Inc. and KeyCorp Leasing Ltd.

(10)(o)    Russell Metal, Inc. and Cold Metal Products             Previously filed as an exhibit to the Company's Report on
           Company, Ltd. Asset Purchase Agreement dated            Form 10-Q for the fiscal quarter ended December 31, 1996
           October 21, 1996

(10)(p)    Loan Agreement between Cold Metal Products, Inc.        Previously filed as an exhibit to the Company's Report on
           and The CIT Group/Equipment Financing, Inc.             Form 10-Q for the fiscal quarter ended December 31, 1996

(10)(q)    Amendment No. 1 to Third Amended and Restated           Previously filed as an exhibit to the Company's Report on
           Credit and Security Agreement                           Form 10-Q for the fiscal quarter ended September 30, 1998

(10(r)     Letter Agreement between James R. Harpster and          Previously filed as an exhibit to the Company's Report on
           Cold Metal Products, Inc.                               Form 10-Q for the fiscal quarter ended September 30, 1998

(10)(s)    Amendment No. 2 and Waiver Agreement to Third           Previously filed as an exhibit to the Company's 1999 Annual
           Amended and Restated Credit and Security Agreement      Report on Form 10-K filed on June 29, 1999

(10)(t)    Letter Agreement between John A. Watson and Cold        Previously filed as an exhibit to the Company's 1999 Annual
           Metal Products, Inc.                                    Report on Form 10-K filed on June 29, 1999

(10)(u)    Letter Agreement between Gordon A. Wilber and Cold      Previously filed as an exhibit to the Company's 1999 Annual
           Metal Products, Inc.                                    Report on Form 10-K filed on June 29, 1999

(10)(v)    Letter Agreement between Allen R. Morrow and Cold       Previously filed as an exhibit to the Company's 1999 Annual
           Metal Products, Inc.                                    Report on Form 10-K filed on June 29, 1999

(10)(w)    Supplemental Executive Retirement Agreement and         Previously filed as an exhibit to the Company's 1999 Annual
           Cold Metal Products, Inc.                               Report on Form 10-K filed on June 29, 1999

(10)(x)    Letter Agreement between Cold Metal Products, Inc.      Previously filed as an exhibit to the Company's 1999 Annual
           and The CIT Group                                       Report on Form 10-K filed on June 29, 1999

(10)(y)    Letter Agreement between John E. Sloe and Cold          Previously filed as an exhibit to the Company's Report on
           Metal Products, Inc.                                    Form 10-Q for the fiscal quarter ended June 30, 1999

(10)(z)    Master Lease Agreement between National City            Previously filed as an exhibit to the Company's Report on
           Leasing Corporation and Cold Metal Products, Inc.       Form 10-Q for the fiscal quarter ended December 31, 1999

(10)(aa)  Letter Agreement between Cold Metal Products, Inc.       Filed herein
          and the CIT Group

(10)(ab)  Lease Agreement between Cold Metal Products, Inc.        Filed herein
          and John M. Fayad dated March 31, 2000

(21)      Subsidiaries of Registrant                               Filed herein

(23)      Independent Auditors' Consent                            Filed herein

(27)      Financial Data Schedule                                  Filed herein


(B)  Reports on Form 8-K

         On April 14, 1999 the Company filed a Form 8-K to report its disposition of assets and certain liabilities of its steel service centers located in Hamilton and Concord, Ontario, Canada.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COLD METAL PRODUCTS, INC.



June 13, 2000                       By    /s/ Raymond P. Torok
                                          --------------------
                                          Raymond P. Torok
                                          President and Chief Executive Officer

                                    By    /s/ Joseph C. Horvath
                                          ---------------------
                                          Joseph C. Horvath
                                          Vice President and Chief Financial
                                          Officer

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 23, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Heidi A. Nauleau                         Chairman of the Board of Directors
--------------------------------------
Heidi A. Nauleau

/s/ Raymond P. Torok                         President, Chief Executive Officer
--------------------------------------       and Director
Raymond P. Torok                             (Principal Executive Officer)

/s/ R. Quintus Anderson                      Chairman of Executive Committee
--------------------------------------
R. Quintus Anderson

/s/ Wilbur J. Berner                         Director
--------------------------------------
Wilbur J. Berner

/s/ Claude F. Kronk                          Director
--------------------------------------
Claude F. Kronk

/s/ Robert D. Neary                          Director
--------------------------------------
Robert D. Neary

/s/ Edwin H. Gott, Jr.                       Director
--------------------------------------
Edwin H. Gott, Jr.

/s/ Peter B. Sullivan                        Director
--------------------------------------
Peter B. Sullivan