Form 10-Q
period 2000-06-30
COLD METAL PRODUCTS INC
filed 2000-07-27
CIK 918653

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark one)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended JUNE 30, 2000

                   or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES

  For the transition period from ___________________to____________________


                         Commission file number 1-12870

                            COLD METAL PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

NEW YORK                                   16-1144965
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

2200 GEORGETOWN DRIVE, SUITE 301, SEWICKLEY, PENNSYLVANIA            15143
(Address of principal executive offices)                           (Zip Code)

(724) 933-3445
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Number of shares of Common Stock outstanding as of July 24, 2000 was 6,367,500

                            COLD METAL PRODUCTS, INC.
                                  SEC FORM 10-Q
                           Quarter Ended June 30, 2000






                                      Index
                                      -----

                                                                        Page No.

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Statements of Operations...........................................................................3
Condensed Consolidated Balance Sheets.....................................................................................4
Condensed Consolidated Statements of Cash Flows...........................................................................5
Notes to Condensed Consolidated Financial Statements......................................................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............................8


PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings ..............................................................................................10
Item 2.   Changes in Securities...........................................................................................10
Item 3.   Defaults Upon Senior Securities.................................................................................10
Item 4.   Submission of Matters to a Vote of Securities Holders...........................................................10
Item 5.   Other Information...............................................................................................10
Item 6.   Exhibits and Reports on Form 8-K................................................................................10
Signatures ...............................................................................................................10

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                     2000           1999
                                                     ----           ----
Net sales                                         $   59,367     $   51,135

Cost of sales                                         52,929         45,034
                                                  ----------     ----------
Gross profit                                           6,438          6,101

Selling, general, and administrative expenses          4,050          3,608

Interest expense                                       1,203            802
                                                  ----------     ----------
Income before income taxes                             1,185          1,691

Income taxes                                             420            630
                                                  ----------     ----------
Net income                                        $      765     $    1,061
                                                  ==========     ==========


Basic and diluted net income per share            $     0.12     $     0.16
                                                  ==========     ==========

Weighted average shares outstanding:

Basic                                              6,391,006      6,451,703
                                                  ==========     ==========
Diluted                                            6,453,665      6,471,703
                                                  ==========     ==========

                See notes to consolidated financial statements.

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            June 30,      March 31,
                                                           ---------      ---------
                                                              2000           2000
                                                           ---------      ---------
Assets:
Cash                                                       $   1,885      $   1,559
Receivables                                                   31,694         33,952
Inventories                                                   48,924         42,684
Prepaid and other current assets                               2,238          3,897
                                                           ---------      ---------
            Total current assets                              84,741         82,092

Property, plant  and equipment - at cost                      79,471         78,258
Less accumulated depreciation                                (38,431)       (37,629)
                                                           ---------      ---------
            Property, plant and equipment - net               41,040         40,629
Other assets                                                  14,865         14,693
                                                           ---------      ---------
            Total assets                                   $ 140,646      $ 137,414
                                                           =========      =========

Liabilities and shareholders' equity:
Short-term borrowings                                      $  11,267      $   6,556
Accounts payable                                              27,437         25,597
Other current liabilities                                      7,754         10,459
                                                           ---------      ---------
            Total current liabilities                         46,458         42,612

Long-term debt                                                52,154         52,621
Postretirement and other benefits                             15,658         15,864
Shareholders' equity:
Common stock, $.01 par value; 15,000,000 shares
  authorized, 7,532,250 shares issued                             75             75
Additional paid-in capital                                    25,381         25,371
Retained earnings                                              9,986          9,539
Accumulated other comprehensive income                        (3,422)        (3,024)
Less treasury stock, 1,164,750 shares, at cost                (5,644)        (5,644)
                                                           ---------      ---------
            Total shareholders' equity                        26,376         26,317
                                                           ---------      ---------
            Total liabilities and shareholders' equity     $ 140,646      $ 137,414
                                                           =========      =========

                See notes to consolidated financial statements.

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                           Three Months Ended June 30,
                                                           ---------------------------
                                                               2000          1999
                                                             --------      --------
Cash flows from operating activities:
   Net income                                                $    765      $  1,061
   Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
     Depreciation and amortization                              1,053           894
     Deferred directors' fees                                      10            10
   Changes in operating assets and liabilities:
        Accounts receivable                                     3,038        (1,949)
        Inventory                                              (6,463)         (283)
        Accounts payable                                        2,011         2,539
        Accrued expense and other                              (2,361)       (3,946)
                                                             --------      --------
     Net cash used in operating activities                     (1,947)       (1,674)

Cash flows from investing activities:
   Additions to property, plant and equipment                  (1,510)         (418)
   Acquisition of Alkar                                          (137)          ---
   Sale of assets                                                 ---        14,642
                                                             --------      --------
     Net cash (used in) provided by investing activities       (1,647)       14,224

Cash flows from financing activities:
   Payments of term loans                                        (730)         (664)
   Proceeds from line of credit                                47,224        39,182
   Payments of line of credit                                 (42,234)      (50,523)
   Payments of dividends                                         (318)          ---
   Acquisition of treasury stock                                  ---          (317)
                                                             --------      --------
     Net cash provided by (used in) financing activities        3,942       (12,322)

Net increase in cash                                              348           228
Effect of translation adjustment                                  (22)            6
Cash at beginning of period                                     1,559           399
                                                             --------      --------
Cash  at end of period                                       $  1,885      $    633
                                                             ========      ========



                See notes to consolidated financial statements.

                            COLD METAL PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. OPINION OF MANAGEMENT

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of Cold Metal Products, Inc. and subsidiaries (the Company) as of June 30, 2000 and March 31, 2000, the consolidated results of operations and cash flows for the three month periods ended June 30, 2000 and 1999. The results of operations for the periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

         The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and therefore, should be read in conjunction with the audited consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended March 31, 2000.

NOTE 2. ACQUISITION:

         Effective March 31, 2000, the Company acquired all the outstanding stock of Alkar Steel Corporation ("Alkar"), a privately held steel service center located in Detroit, Michigan, for a purchase price of approximately $14.2 million, including debt of $5.5 million that was paid at closing. The purchase price was funded under the Company's existing credit facilities. The acquisition was accounted for as a purchase and, accordingly, assets and liabilities were recorded at estimated fair values. The preliminary allocation of purchase price resulted in goodwill of approximately $6.2 million, which is being amortized over 20 years.

          Unaudited pro forma information has been derived from the Company's income statement for the three months June 30, 1999 and adjusts such information to give effect as if the acquisition had occurred on April 1, 1999. The pro forma information is presented for informational purposes only and does not purport to be indicative of the results of operations that actually would have resulted if the acquisition had been consummated on April 1, 1999, nor which may result from future operations. Unaudited pro forma consolidated results of operations reflect net sales of $58.2 million, net income of $1.2 million and basic net earnings per share of $.18 for the three months ended June 30, 1999.

NOTE 3. RESULTS OF FOREIGN OPERATIONS

         The Company operates in one business segment, intermediate steel processing. The Company derived revenues from customers in the United States of approximately $42.8 million during the fiscal quarter ended June 30, 2000 and $36.1 million during the fiscal quarter ended June 30, 1999. The Company had long-lived assets in the United States of $49.3 and $48.8 million at June 30, 2000 and March 31, 2000. The remainder of the Company's revenues and long-lived assets are related to customers and operations in Canada.

NOTE 4. INVENTORIES

Inventories are classified as follows:

                                           June 30,             March 31,
                                          ---------             ---------
                                             2000                 2000
                                             ----                 ----
                                                   (In thousands)
           Raw Materials                    $24,721             $21,257
           Work-in-process                   16,709              14,527
           Finished goods                     7,494               6,900
                                            -------             -------
           Total inventories                $48,924             $42,684
                                            =======             =======

NOTE 5. COMPREHENSIVE INCOME

         Comprehensive income is comprised of net income and foreign currency translation adjustment for the period. Translation adjustments were $(.4) million and $.6 million for the three months ended June 30, 2000 and 1999, respectively. Total comprehensive income for the three months ended June 30, 2000 and 1999 was $.4 million and $1.7 million, respectively.

ITEM 2.

COLD METAL PRODUCTS,  INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of financial condition and results of operations during the periods included in the accompanying condensed consolidated financial statements and should be read in conjunction with the Company's annual financial statements.

Results of Operations
---------------------
         The following table presents the Company's results of operations as a percentage of net sales:


                                                      Three Months Ended
                                                      ------------------
                                                           June 30,
                                                           --------
                                                      2000         1999
                                                      -----        -----
Net sales                                             100.0%       100.0%
Cost of sales                                          89.2         88.1
                                                      -----        -----
Gross profit                                           10.8         11.9
Selling, general, and administrative expenses           6.8          7.0
Interest expense                                        2.0          1.6
                                                      -----        -----
Income before income taxes                              2.0          3.3
Income taxes                                            0.7          1.2
                                                      -----        -----
Net income                                              1.3%         2.1%
                                                      =====        =====

         Net sales for the three-months ended June 30, 2000 were $59.4 million, an increase of $8.2 million over the three months ended June 30, 1999, due predominately to the addition of Alkar which was acquired March 31, 1999. Volume of tons shipped increased 17.0% , accounting for $8.7 million of revenue increase. The effect of slightly lower priced product decreased revenue by $.5 million. Adjusting sales to remove the Alkar-related activity, net sales increased $1.2 million, with $1.8 million volume-related effect offset by $.6 million effect from lower prices.

         Gross profit for the three months ended June 30, 2000 was $6.4 million or 10.8% of net sales, compared to $6.1 million or 11.9% of net sales for the three months ended June 30, 1999. Excluding the margins generated by Alkar in the current year quarter, margins were down $.8 million in the quarter ended June 30, 2000. The decrease in gross profit is attributable to the impact of somewhat lower product pricing, mix of product and higher raw material costs.

         Selling and administrative costs of $4.1 million in the quarter ended June 30, 2000 represented 6.8% of sales as compared to $3.6 million in the quarter ended June 30, 1999, which represented 7.0% of sales. The increase primarily reflected the addition of Alkar costs.

         Interest expense was $1.2 million or 2.0% of net sales for the three months ended June 30, 2000 compared to $.8 million or 1.6% in the first quarter of fiscal year 1999. Higher expense was primarily attributable to the additional indebtedness related to the Alkar acquisition, as well as higher market interest rates.

         Income before taxes was $1.2 million or 2.0% of net sales for the three months ended June 30, 2000. The income before taxes for the three months ended June 30, 1999 was $1.7 million, or 3.3% of net sales.

         Income taxes for the three month period ended June 30, 2000 were $.4 million or .7% of net sales compared to $.6 million, or 1.2% of net sales for the same period ended June 30, 1999. The effective tax rate was 35.4% in the first quarter of fiscal year 2000 compared to 37.3% for the prior year period. The lower effective tax rate reflected a slightly lower Canadian effective rate and a lower state rate associated with the Alkar acquisition.

         Net income for the three months ended June 30, 2000 was $.8 million, or $.12 per share, as compared to $1.1 million, or $.16 per share for the three months ended June 30, 1999.

Liquidity and Capital Resources
-------------------------------

         Net cash used by operating activities was $1.9 million for the three months ended June 30, 2000. While net income and the effect of depreciation provided funds, cash used by operating activities resulted from increased inventory levels, payments related to normal year-end accruals, offset somewhat by decreased receivables and increased payables.

         Cash consumed by investing activities was $1.6 million for the three months ended June 30, 2000, reflecting the acquisition of capital assets and a purchase price adjustment related to the Alkar acquisition.

         Cash flows from financing activities provided $3.9 million for the three months ended June 30, 2000. The Company's primary lending arrangement provides up to a maximum of $70 million of borrowing availability, of which $44.4 was used as of June 30, 2000. In addition, approximately $16.9 million was outstanding under the Company's other major long-term borrowing arrangement as of June 30, 2000. As a result of the goodwill associated with the Alkar acquisition, the Company was in violation of a tangible net worth covenant of this loan agreement. The lender has waived non-compliance of the covenant through April 1, 2001, at which time the company expects to be in compliance with the terms of the agreement.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
There have been no defaults upon senior securities, except those waived by the lender (See Part I, Item 2 at Liquidity and Capital Resources.)

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

                                  Cold Metal Products, Inc.
                                            (Registrant)

                                  /s/ Raymond P. Torok
                                  --------------------
                                  Raymond P. Torok
                                  President, Chief Executive Officer

                                  /s/ Joseph C. Horvath
                                  ---------------------
                                  Joseph C. Horvath
                                  Vice-President, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

July 25, 2000