Form 10-Q
period 2000-09-30
COLD METAL PRODUCTS INC
filed 2000-11-13
CIK 918653

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 2000

                           or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Number of shares of Common Stock outstanding as of November 10, 2000: 6,367,500

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
                                  SEC FORM 10-Q
                        Quarter Ended September 30, 2000





                                                          Index
                                                          -----
                                                                                                    Page No.
PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Statements of Operations ..............................................................3
Condensed Consolidated Balance Sheets.........................................................................4
Condensed Consolidated Statements of Cash Flows...............................................................5
Notes to Condensed Consolidated Financial Statements..........................................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.................8


PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings .................................................................................10
Item 2.   Changes in Securities..............................................................................10
Item 3.   Defaults Upon Senior Securities....................................................................10
Item 4.   Submission of Matters to a Vote of Securities Holders..............................................11
Item 5.   Other Information..................................................................................11
Item 6.   Exhibits and Reports on Form 8-K...................................................................11
Signatures        ...........................................................................................12

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                   Three Months Ended                 Six Months Ended
                                                   ------------------                 ----------------
                                                      September 30,                    September 30,
                                                      -------------                    -------------
                                                 2000               1999            2000             1999
                                                 ----               ----            ----             ----

Net sales                                    $    57,123       $    49,761      $   116,490      $   100,896

Cost of sales                                     51,663            43,501          104,592           88,535
                                             -----------       -----------      -----------      -----------
Gross profit                                       5,460             6,260           11,898           12,361

Selling, general, and administrative               4,446             3,425            8,496            7,033
expenses

Interest expense                                   1,263               856            2,466            1,658
                                             -----------       -----------      -----------      -----------
(Loss) income before income taxes                   (249)            1,979              936            3,670

Income taxes (benefit) expense                       (76)              734              344            1,364
                                             -----------       -----------      -----------      -----------
Net (loss) income                            $      (173)      $     1,245      $       592      $     2,306
                                             ===========       ===========      ===========      ===========


Basic and diluted net (loss) income per
share                                        $     (0.03)      $      0.20      $      0.09      $      0.36
                                             ===========       ===========      ===========      ===========

Weighted average shares outstanding:

Basic                                          6,391,471         6,387,500        6,391,240        6,429,372
                                             ===========       ===========      ===========      ===========
Diluted                                        6,393,017         6,440,602        6,423,175        6,456,152
                                             ===========       ===========      ===========      ===========





           See notes to condensed consolidated financial statements.

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                           September 30,      March 31,
                                                              2000              2000
                                                              -----             ----
Assets:
Cash                                                        $     976       $   1,559
Receivables                                                    33,534          33,952
Inventories                                                    45,980          42,684
Prepaid and other current assets                                2,480           3,897
                                                            ---------       ---------
            Total current assets                               82,970          82,092
Property, plant  and equipment - at cost                       80,628          78,258
Less accumulated depreciation                                 (39,232)        (37,629)
                                                            ---------       ---------
            Property, plant and equipment - net                41,396          40,629
Other assets                                                   14,799          14,693
                                                            ---------       ---------
            Total assets                                    $ 139,165       $ 137,414
                                                            =========       =========

Liabilities and shareholders' equity:
Short-term borrowings                                       $  16,269       $   6,556
Accounts payable                                               22,423          25,597
Other current liabilities                                       7,596          10,459
                                                            ---------       ---------
            Total current liabilities                          46,288          42,612
Long-term debt                                                 51,678          52,621
Postretirement and other benefits                              15,571          15,864
Shareholders' equity:
Common stock, $.01 par value; 15,000,000 shares
  authorized, 7,532,250 shares issued                              75              75
Additional paid-in capital                                     25,384          25,371
Retained earnings                                               9,492           9,539
Accumulated other comprehensive income (loss)                  (3,679)         (3,024)
Less treasury stock, 1,164,750 shares, at cost                 (5,644)         (5,644)
                                                            ---------       ---------
            Total shareholders' equity                         25,628          26,317
                                                            ---------       ---------
            Total liabilities and shareholders' equity      $ 139,165       $ 137,414
                                                            =========       =========

            See notes to condensed consolidated financial statements

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                            Six Months Ended September 30,
                                                            ------------------------------
                                                                 2000          1999
                                                                 ----          ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
   Net income                                                 $    592       $  2,306
   Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
     Depreciation and amortization                               2,059          1,756
     Foreign currency transaction adjustment                        32           --
     Deferred directors' fees                                       12             10
     Changes in operating assets and liabilities:
        Accounts receivable                                         75         (4,206)
        Inventory                                               (3,701)          (987)
        Accounts payable                                        (2,881)         2,745
        Accrued expenses and other                              (1,841)        (2,649)
                                                              --------       --------
   Net cash (used in) operating activities                      (5,653)        (1,025)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
   Additions to property, plant and equipment                   (2,874)        (1,245)
   Acquisition of Alkar                                           (137)          --
   Sale of assets                                                 --           14,642
                                                              --------       --------
   Net cash (used in) provided by investing activities          (3,011)        13,397

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
   Payment of term loans                                        (1,470)        (1,335)
   Proceeds from line of credit                                 95,255         76,568
   Payments of line of credit                                  (85,047)       (85,254)
   Payments of dividends                                          (639)          --
   Treasury stock acquisition                                     --             (317)
                                                              --------       --------
     Net cash provided by (used in) financing activities         8,099        (10,338)

Net (decrease) increase  in cash                                  (565)         2,034
Effect of exchange rates on cash                                   (18)            18
Cash at beginning of period                                      1,559            399
                                                              --------       --------
Cash at end of period                                         $    976       $  2,451
                                                              ========       ========

            See notes to condensed consolidated financial statements.

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  OPINION OF MANAGEMENT

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Cold Metal Products, Inc. and Subsidiaries (the Company) as of September 30, 2000 and March 31, 2000, the results of operations for the three month and six month periods ended September 30, 2000 and 1999, and cash flows for the six months ended September 30, 2000 and 1999. The results of operations for the periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

         The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the audited consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended March 31, 2000.

         Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

          Unaudited pro forma information has been derived from the Company's income statement for the three and six months ended September 30, 1999 and adjusts the income statement information to give effect as if the acquisition had occurred on April 1, 1999. The pro forma information is presented for informational purposes only and does not purport to be indicative of the results of operations that actually would have resulted if the acquisition had been consummated on April 1, 1999, nor which may result from future operations. Unaudited pro forma consolidated results of operations reflect net sales of $56.6 million, net income of $1.3 million and basic net earnings per share of $.21 for the three months ended September 30, 1999. For the six months ended September 30, 1999, unaudited pro forma consolidated results of operations reflect net sales of $114.8, net income of $2.5 million and basic net earnings per share of $0.39.

NOTE 3. RESULTS OF FOREIGN OPERATIONS

         The Company operates in one business segment, intermediate steel processing. The Company derived revenues from customers in the United States of approximately $42.1 million and $33.7 million during the three months ended September 30, 2000 and 1999 and $85.0 million and $69.8 million during the six months ended September 30, 2000 and 1999. The remainder of the Company's revenues are related to customers and operations in Canada.

NOTE 4.  INVENTORIES

Inventories are classified as follows:

                                           September 30,    March 31,
                                           -------------    ---------
                                               2000           2000
                                               ----           ----
                                                  (In thousands)
Raw Materials                                $ 22,585       $ 21,257
Work-in-process                                15,614         14,527
Finished goods                                  7,781          6,900
                                             --------       --------
Total inventories                            $ 45,980       $ 42,684
                                             ========       ========

NOTE 5. COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) is comprised of net income and foreign currency translation adjustment for the period. Translation adjustments were $(0.3) million and $0.1 million for the three months ended September 30, 2000 and 1999, respectively and $(0.7) million and $0.5 million for the six months ended September 30, 2000 and 1999, respectively. Total comprehensive income
(loss) for the three months ended September 30, 2000 and 1999 was $(0.4) million and $1.3 million, respectively. Total comprehensive income (loss) for the six months ended September 30, 2000 and 1999 was $(0.1) million and $2.8 million, respectively.

NOTE 6. DEBT

         Effective at the end of September, 2000, the Company amended its primary lending arrangement to provide additional borrowing availability on new capital purchases under the existing maximum borrowing capability of $70 million. The term was extended through April 1, 2004. At September 30, 2000, $49.4 million was outstanding.

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

Results of Operations
---------------------

         The following table presents the Company's results of operations as a percentage of net sales:


                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                     2000          1999                2000           1999
Net sales                                           100.0%        100.0%              100.0%         100.0%
Cost of sales                                        90.4          87.4                89.8           87.8
                                                 -----------------------------------------------------------
Gross profit                                          9.6          12.6                10.2           12.2
Selling, general, and administrative
   expenses                                           7.8           6.9                 7.3            7.0
Interest expense                                      2.2           1.7                 2.1            1.6
                                                 -----------------------------------------------------------
Income (loss) before income taxes                    -0.4           4.0                 0.8            3.6
Income tax expense (benefit)                         -0.1           1.5                 0.3            1.3
                                                 -----------------------------------------------------------
Net income (loss)                                    -0.3%          2.5%                0.5%           2.3%
                                                 -----------------------------------------------------------

         Net sales for the three months ended September 30, 2000 were $57.1 million, an increase of $7.4 million over the three months ended September 30, 1999, predominately due to the additional volume from Alkar which was acquired March 31, 2000. Volume of tons shipped increased 13.4%, accounting for $6.8 million of revenue increase. The effect of slightly higher price per ton increased sales by $.6 million. Adjusting sales to remove the Alkar-related activity, net sales increased $.5 million, $.6 million from volume on 1.4% increased tonnage, which was slightly offset by $.1 million of lower price per ton effect.

         For the six months ended September 30, 2000, net sales of $116.5 million were $15.6 million higher than the $100.9 million for the comparable period of the prior year, again reflecting the addition of Alkar. Volume of tons shipped increased 15.2%, accounting for $15.3 million of revenue increase. Slightly higher price per ton increased sales by $.3 million. Adjusting sales to remove the Alkar- related activity, net sales increased $1.8 million, or 1.8%, on 2.5% increased tonnage.

         Gross profit for the three months ended September 30, 2000 was $5.5 million or 9.6% of net sales, which was a decrease of $.8 million over the three months ended September 30, 1999. Gross profit for the three months ended September 30, 1999 was $6.3 million, or 12.6% of net sales. Gross profit for the six months ended September 30, 2000 was $11.9 million or 10.2% of net sales compared to $12.4 million or 12.2% of net sales for the six months ended September 30, 1999. Excluding the margins generated by Alkar, margins were down $1.7 million or 26.9% for the three months ended September 30, 2000 and $2.3 million, or 18.9% for the six months ended September 30, 2000. The decrease in margins is attributable to margin compression resulting from higher raw material costs and mix of lower margin product.

         Selling and administrative costs of $4.4 million for the three months ended September 30, 2000 represented 7.8% of sales; selling and administrative costs for the three months ended September 30, 1999 were $3.4 million, or 6.9% of net sales. The increase primarily reflected the addition of Alkar costs. For the six month period ended September 30, 2000, selling and administrative costs were $8.5 million, or 7.3% of net sales, compared to $7.0 million, or 7.0% of net sales for the six months ended September 30, 1999, also due primarily to the addition of Alkar.

         Interest expense was $1.3 million, or 2.2% of net sales for the three months ended September 30, 2000 as compared to $.9 million or 1.7% of net sales for the three months ended September 30, 1999. For the six months ended September 30, 2000, interest expense was $2.5 million, or 2.1% of net sales, compared to $1.7 million, or 1.6% of net sales for the six month period ended September 30, 1999. Higher expense was primarily attributable to the additional indebtedness related to the Alkar acquisition, as well as higher market interest rates.

         Loss before taxes was $.2 million, or .4% of net sales for the three months ended September 30, 2000. For the three months ended September 30, 1999, income before taxes was $2.0 million, or 4.0% of net sales. For the six months ended September 30, 2000, income before taxes was $.9 million, or .8% of net sales, compared with $3.7 million, or 3.6% of net sales for the six months ended September 30, 1999.

         Income tax expense (benefit) for the three months ended September 30, 2000 was $(.1) million, or (.1)% of net sales compared to $.7 million, or 1.5% of net sales for the same period ended September 30, 1999. Income tax expense for the six months ended September 30, 2000 was $.3 million, or .3% of net sales, compared to $1.4 million, or 1.3% of net sales for the six months ended September 30, 1999. The effective tax rate was an 30.5% for the three months ended September 30, 2000, compared to 37.1% for the three months ended September 30, 1999, reflecting slightly lower Canadian effective tax rate and a lower state rate associated with the Alkar acquisition. For the six months ended September 30, 2000, the effective tax rate was 36.8%, compared to 37.2% for the six months ended September 30, 1999.

         Net loss for the three months ended September 30, 2000 was $(.2) million, or $(.03) per share as compared to net income of $1.2 million, or $.20 per share for the three months ended September 30, 1999. Net income for the six months ended September 30, 2000 was $.6 million or $.09 per share compared to $2.3 million or $.36 per share for the six months ended September 30, 1999.

Liquidity and Capital Resources
-------------------------------

         During the six months ended September 30, 2000, operating activities used $5.7 million in cash, compared to cash used of $1.0 million for the six months ended September 30, 1999. While net income and the effect of depreciation provided funds, cash used by operating activities resulted from increased inventory, which have flowed through payables, and payments of amounts related to normal year-end accruals. The increased inventory resulted from sales growth forecasts, together with higher levels of inventory on hand to support increased customer requirements for "just in time" inventory.

         Cash consumed by investing activities was $3.0 million for the six months ended September 30, 2000, reflecting the acquisition of capital assets and a purchase price adjustment related to the Alkar acquisition.

         Cash flows provided by financing activities was $8.1 million for the six months ended September 30, 2000. The Company's primary lending arrangement provides up to a maximum of $70 million of borrowing availability, of which $49.4 million was outstanding at September 30, 2000. The agreement was amended in September 2000 to provide additional borrowing availability on capital purchases and to extend the term through April 1, 2004. In addition, approximately $16.6 million was outstanding under the Company's other major long-term borrowing arrangement as of September 30, 2000. The Company was in compliance with covenants under all its agreements as of September 30, 2000.

         In October 2000, the Board of Directors declared a regular quarterly dividend of $.05 per share on the outstanding common stock of the Company, payable on November 17, 2000 to all shareholders of record at the close of business November 3, 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Company's Annual Meeting of Shareholders for 2000 was held on July 28, 2000.

         (b)      See Item (c) below

         (c) At the Annual Meeting of Shareholders the following matters were voted:
                  1. Eight directors were elected to serve for a term of one year by the following vote:

                                                 Share Voted      Shares Voted
                                                 -----------      ------------
                                                    "For"          "Withheld"
                                                    -----          ----------
                        R. Quintus Anderson       6,109,516          1,600
                        Wilbur J. Berner          6,110,316            800
                        Edwin H. Gott, Jr.        6,110,316            800
                        Claude F. Kronk           6,110,316            800
                        Heidi A. Nauleau          6,109,516          1,600
                        Robert D. Neary           6,110,316            800
                        Peter B. Sullivan         6,110,316            800
                        Raymond P. Torok          6,110,316            800

                  2. The ratification of Option Grant to John M. Fayad was confirmed, ratified and approved by a vote of 5,965,671 shares for, 10,670 shares against, and 136,774 shares abstaining.

                  3. The selection of Deloitte & Touche LLP as independent auditors for the Company was confirmed, ratified, and approved by a vote of 6,110,221 shares for, and 895 shares abstaining.

ITEM 5.  OTHER INFORMATION

         Edwin H. Gott, Jr. has resigned his position as Director in order to pursue transactions involving other business entities controlled by Mr. Gott which created the possibility of conflicts of interest which Mr. Gott and the Company were determined to avoid.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibit Number and Description

                  (10)(a) Fourth Amended and Restated Credit and Security Agreement between GMAC Commercial Credit LLC and the Company dated September 29, 2000 which amended and restated the Third Amended and Restated Credit Facility and Security Agreement previously filed as Exhibit (10)(a) to the Company's 1998 Annual Report on Form 10-K filed on June 25, 1998.

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

                              Cold Metal Products, Inc.

                                     (Registrant)

                              /s/ Raymond P. Torok
                              --------------------
                              Raymond P. Torok
                              President, Chief Executive Officer

                              /s/ Joseph C.  Horvath
                              -------------  -------
                              Joseph C. Horvath
                              Vice-President, Chief Financial Officer
                              (Principal Financial and Accounting Officer)

November 10, 2000