Form 10-K/A
period 2000-03-31
COLD METAL PRODUCTS INC
filed 2000-12-08
CIK 918653

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                   -----------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED MARCH 31, 2000. COMMISSION FILE NUMBER 1-12870.
                                                                    --------

                            COLD METAL PRODUCTS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                    NEW YORK                          16-1144965
                    --------                          ----------
         (State or other jurisdiction of   (I.R.S. Employer Identification No.)
         incorporation or organization)

2200 GEORGETOWN DRIVE, SUITE 301, SEWICKLEY, PENNSYLVANIA              15143
---------------------------------------------------------            --------
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
YES    X          NO
    -------         -------

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

                            COLD METAL PRODUCTS, INC.

                 FORM 10-K/A - FISCAL YEAR ENDED MARCH 31, 2000
                 ----------------------------------------------

      This instrument constitutes Amendment No.1 to Form 10-K for the fiscal year ended March 31, 2000. Items 6, 7 and 8 of Form 10-K, as previously filed with the Securities and Exchange Commission, are hereby amended. For the convenience of the reader, the entire report, as amended, is included herein.

                                TABLE OF CONTENTS


                               DESCRIPTION                                              PAGE
                               -----------                                              ----
PART I     Item     1     Business........................................................3
                    2     Properties......................................................8
                    3     Legal Proceedings...............................................8
                    4     Submission of Matters to a Vote of Security Holders.............8
                    4A    Executive Officers of the Registrant............................9

PART II    Item     5     Market and Dividend Information................................10
                    6     Selected Consolidated Financial Data...........................11
                    7     Management's Discussion and Analysis of
                          Financial Condition and Results of Operations..................12
                    7A    Quantitative and Qualitative Disclosures About
                          Market Risk....................................................16
                    8     Financial Statements and Supplementary Data....................17
                    9     Changes in and Disagreements with Accountants
                          on Accounting and Financial Disclosures........................37

PART III   Item     10    Directors and Executive Officers of the Registrant.............37
                    11    Executive Compensation.........................................37
                    12    Security Ownership of Certain Beneficial
                          Owners and Management..........................................37
                    13    Certain Relationships and Related Transactions.................37

PART IV    Item     14    Exhibits, Financial Statement, Schedules
                          and Reports on Form 8-K........................................37

                          Signatures.....................................................41

                                     PART I
                                     ------

ITEM 1.  BUSINESS
         --------

GENERAL

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

BACKLOG

         At May 31, 2000, the Company's backlog was approximately $44 million compared with approximately $30 million at May 31, 1999. The increase in backlog as of May 2000 reflects the recent acquisition of Alkar and strong demand from the automotive industry. Management estimates that substantially all of the existing backlog will be shipped during the current fiscal year.

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

                                     PART II
                                     -------

ITEM 5.  MARKET AND DIVIDEND INFORMATION

         As of June 9, 2000, there were 6,367,500 shares of common stock outstanding that were held by 88 holders of record and approximately 680 individual participants in security position listings. The Company's common stock is traded on the American Stock Exchange under the symbol CLQ. The Company declared its first regular quarterly dividend of $.05 per share on October 19, 1999. Prior to that date the Company had not declared any dividends. The Company's ability to pay dividends in the future is limited by the terms of its credit facilities so as not to exceed twenty-five percent of after tax income on a cumulative basis exclusive of certain accounting adjustments, commencing as of March 31, 1994, and by the requirement that no dividend shall result in a default under the credit facility. Additional information regarding the principal market for the Company's common stock and market prices, based on selling prices, for the Company's common stock is set forth below.


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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


                                                                         YEAR ENDED MARCH 31,
                                                                         --------------------
                                                   2000           1999*          1998*         1997*          1996*
                                                   ----           ----           -----         -----          -----
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales                                      $   205,407    $   248,536      $  289,213   $   286,024   $    227,128
Cost of sales                                      180,205        233,811         264,799       262,133        205,727
                                               -------------------------------------------------------------------------
Gross profit                                        25,202         14,725          24,414        23,891         21,401
Selling, general, and administrative expenses
                                                    14,374         17,747          16,343        15,647         14,069
Special charges                                       ---           6,636            ---           ---            ---
Interest expense                                     3,460          4,418           4,624         3,115          2,918
                                               -------------------------------------------------------------------------
Income (loss) before income taxes                    7,368        (14,076)          3,447         5,129          4,414
Income tax expense (benefit)                         2,831         (3,997)          1,386         1,700          1,685
                                               -------------------------------------------------------------------------
Net income (loss)                               $    4,537     $  (10,079)     $    2,061    $    3,429     $    2,729
                                               =========================================================================

Net earnings (loss) per share:
Basic                                           $      .71     $    (1.44)     $    0.29     $     0.48     $     0.38
                                               =========================================================================
Diluted                                         $      .70     $    (1.44)     $    0.29     $     0.48     $     0.38
                                               =========================================================================

Weighted average shares outstanding:
Basic                                           6,408,586       6,985,612       7,142,026     7,162,250      7,172,271
                                               =========================================================================
Diluted                                          6,445,141      6,985,612       7,142,026     7,162,250      7,172,271
                                               =========================================================================


                                                                              MARCH 31,
                                                                              --------
                                                   2000*          1999*          1998*          1997          1996
                                                   -----          ----           -----          ----          ----
                                                                        (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Total assets                                      $137,749       $122,850      $  150,433    $  153,034     $  127,785
Working capital                                     39,815         25,324          56,825        43,419         51,450
Long-term debt                                      52,621         37,356          60,859        48,330         39,000
Shareholders' equity                                26,652         22,351          35,761        35,194         32,368

*AMOUNTS HAVE BEEN RESTATED.  SEE NOTE 12 TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COLD METAL PRODUCTS, INC. AND SUBSIDIARIES

         The following discussion and analysis provides information with respect to the results of operations of the Company for fiscal 2000, 1999 and 1998 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto. As discussed in Note 12 to the financial statements, the Company has restated its financial statements for the years ended March 31, 1999 and 1998. The accompanying discussion and analysis gives effect to the restatement.

RESULTS OF OPERATIONS

         The following table presents the Company's results of operations expressed as a percentage of net sales:

                                                                    YEAR ENDED MARCH 31,
                                                                    --------------------
                                                            2000           1999          1998
                                                        -------------------------------------------
                                                                         As restated (see Note 12)
Net sales                                                  100.0%         100.0 %       100.0 %
Cost of sales                                               87.7           94.1          91.6
                                                        -------------------------------------------
Gross profit                                                12.3            5.9           8.4
Selling, general, and administrative expenses                7.0            7.1           5.6
Special charges                                              --             2.7           --
Interest expense                                             1.7            1.8           1.6
                                                        -------------------------------------------
Income (loss) before income taxes                            3.6           (5.7)          1.2
Income tax expense (benefit)                                 1.4           (1.6)          0.5
                                                        -------------------------------------------
Net income (loss)                                            2.2%          (4.1)%         0.7%
                                                        ===========================================

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

         Selling, general and administrative costs of $14.4 million for fiscal 2000 represented 7.0% of net sales; selling and administrative costs for fiscal 1999 were $17.7 million or 7.1% of net sales. Lower selling, general and administrative expense in fiscal 2000 resulted from the elimination of such costs associated with the Ontario service centers that were sold in March 1999. In addition, as a result of the proceeds from the aforementioned sale being applied to substantially reduce the Company's Canadian subsidiary's U.S. dollar denominated indebtedness, currency transaction costs were lower in fiscal 2000. In addition there was an increase associated with higher compensation accruals in fiscal 2000 related to the improved profitability of the Company's operations, that approximated a charge related to the former chief executive officer's retirement agreement recognized in fiscal 1999.

         Interest expense in fiscal 2000 was $3.5 million or 1.7% of net sales as compared to $4.4 million or 1.8% of net sales in fiscal 1999. Lower interest expense primarily reflected using $14.6 million proceeds of the service center sale to decrease debt, somewhat offset by higher effective interest rates.

         Income before taxes in fiscal 2000 was $7.4 million or 3.6% of net sales. In fiscal 1999 loss before taxes was $14.1 million or 5.7% of net sales.

         Income tax expense for fiscal 2000 was $2.8 million or 1.4% of net sales compared to a tax benefit of $4.0 million or 1.6% of net sales for fiscal 1999. The effective tax rate for fiscal 2000 was 38.4% compared to 28.4% for fiscal 1999, which reflected the effect of a difference for the non-deductible goodwill impairment charge and foreign currency transaction adjustments.

         Net income for fiscal 2000 was $4.5 million, or $.71 per share as compared to net loss of $10.1 million, or $1.44 per share for fiscal 1999.

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

         Selling, general and administrative expenses of $17.7 million were up $1.4 million over fiscal 1998, reflecting foreign currency transaction costs associated with lower exchange rates and costs incurred in connection with the retirement of the Company's former chief executive officer. As a percent of sales, selling, general and administrative expenses were 7.1% in fiscal 1999 versus 5.6% in fiscal 1998, the increase being primarily attributable to the factors discussed above. In fiscal 1999 the Company recorded special charges of $6.6 million related to the impairment of certain assets at the Direct Steel service center, the subsequent sale of two Ontario service centers, including the Direct Steel facility, and costs associated with a reduction of the Company's workforce. These charges were incurred in conjunction with the implementation of a restructuring plan authorized by the Company's board in January 1999. The restructuring plan included streamlining central management staff, decentralizing company operations through the creation of separate business units to enhance flexibility, responsiveness, and efficiency, and disposing of the two unprofitable service centers in Ontario. The implementation of the restructuring plan resulted in a 25% reduction in overall workforce.

         Interest expense for the year was $4.4 million, down slightly from $4.6 million in the prior fiscal year. Average effective interest rates were slightly lower in fiscal 1999, reflecting market effects, somewhat offset by higher average borrowings.

         Income tax benefit for fiscal 1999 totaled $4.0 million, with an effective tax rate of 28.4%. In fiscal 1998, income tax expense totaled $1.4 million, with an effective tax rate of 40.2%. The lower effective tax rate in fiscal 1999 reflected the effects of foreign currency transaction charges and a goodwill impairment charge.

         The factors discussed above resulted in a net loss of $10.1 million or 4.1% of sales for fiscal 1999, compared to net earnings of $2.1 million or 0.7% of sales in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital primarily to fund working capital needs, capital expenditures, including the acquisition, expansion and improvement of facilities, machinery and equipment, and to acquire complementary steel-related businesses. The Company met its capital requirements in fiscal 2000 through cash flow from operations, the proceeds from the sale of service centers located in Ontario, Canada (sold on March 30, 1999), and from borrowings under credit facilities.

         In fiscal 2000, cash utilized to meet working capital needs for trade receivables and inventory substantially offset net cash provided by operations and trade payables. Growth in trade receivables and inventory, after taking into account the acquisition of Alkar Steel Corporation ("Alkar") and the disposition of the Canadian service centers, increased due to higher activity levels, sales growth forecasts, and higher planned levels of inventory on hand to accommodate increased customer requirements for "just in time" inventory.

         Net cash used in investing activities for fiscal 2000 totaled $1.6 million. Normal capital spending requirements and the acquisition of Alkar used a total of $16.9 million, offset by $15.3 million cash provided primarily from the sale of the Ontario service centers.

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

         The Company's major market risk exposure is in the areas of possible fluctuations in interest rates as they relate to its variable rate debt and Canadian dollar currency rate fluctuations as they relate to U.S. dollar debt carried on the books of the Canadian subsidiary. The Company does not enter into derivative financial investments for trading or speculation purposes. As a result, the Company believes that its market risk exposure is not material to the Company's financial position, liquidity or results of operations. The Company would be sensitive to a 10% market rate change in interest under the agreement in the approximate after-tax amount of $.2 million. The Company would be sensitive to a 10% change in the Canadian currency exchange rate in the approximate after-tax amount of $.4 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is submitted pursuant to the requirement of Item 8.


DESCRIPTION                                                                         PAGE
-----------                                                                         ----
Independent Auditors' Report.........................................................18
Consolidated Balance Sheets as of March 31, 2000 and 1999 (as restated)..............19

Consolidated Statements of Operations for the Years Ended
   March 31, 2000, 1999 and 1998 (as restated).......................................20

Consolidated Statements of Shareholders' Equity
   for the Years Ended March 31, 2000, 1999 and 1998 (as restated)...................21

Consolidated Statements of Cash Flows for the Years Ended
   March 31, 2000, 1999 and 1998 (as restated).......................................22

Notes to Consolidated Financial Statements...........................................23

Schedule II - Valuation and Qualifying Accounts and Reserves.........................35

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

         As discussed in Note 12, the accompanying financial statements have been restated.

/s/ Deloitte & Touche LLP
Cleveland, Ohio
May 12, 2000
(October 24, 2000, as to Note 12)

                           CONSOLIDATED BALANCE SHEETS
                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     MARCH 31,
                                                                     ---------
                                                              2000                 1999
                                                               AS RESTATED (SEE NOTE 12)
ASSETS:
Cash                                                        $   1,559            $     399
Receivables                                                    33,952               36,149
Inventories                                                    42,684               31,481
Prepaid and other current assets                                4,232                4,390
                                                            ------------------------------
       Total current assets                                    82,427               72,419
Property, plant, and equipment - at cost                       78,258               74,728
Less accumulated depreciation                                 (37,629)             (34,444)
                                                            ------------------------------
Property, plant and equipment - net                            40,629               40,284
Other non-current assets                                       14,693               10,147
                                                            ------------------------------
       Total assets                                         $ 137,749            $ 122,850
                                                            ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Short-term borrowings                                       $   6,556            $  17,976
Accounts payable                                               25,597               17,221
Other current liabilities                                      10,459               11,898
                                                            ------------------------------
       Total current liabilities                               42,612               47,095
Long-term debt                                                 52,621               37,356
Postretirement and other benefits                              15,864               16,048
Shareholders' equity:
Common stock, $.01 par value; 15,000,000 shares
   authorized, 7,532,250 shares issued                             75                   75
Additional paid-in capital                                     25,371               25,360
Retained earnings                                              10,873                6,974
Accumulated other comprehensive income (loss)                  (4,023)              (4,731)
Less treasury stock, 1,164,750 and 999,750 shares
   at cost                                                     (5,644)              (5,327)
                                                            ------------------------------
       Total shareholders' equity                              26,652               22,351
                                                            ------------------------------
       Total liabilities and shareholders' equity           $ 137,749            $ 122,850
                                                            ==============================


                 See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                            YEAR ENDED MARCH 31,
                                                                            --------------------
                                                                    2000                1999                1998
                                                                                     AS RESTATED (SEE NOTE 12)
Net sales                                               $   205,407           $   248,536            $   289,213
Cost of sales                                               180,205               233,811                264,799
                                                        --------------------------------------------------------
Gross profit                                                 25,202                14,725                 24,414

Selling, general, and administrative expenses                14,374                17,747                 16,343
Special charges                                                  --                 6,636                     --
Interest expense                                              3,460                 4,418                  4,624
                                                        --------------------------------------------------------
Income (loss) before income taxes                             7,368               (14,076)                 3,447
Income tax expense (benefit)                                  2,831                (3,997)                 1,386
                                                        --------------------------------------------------------
Net income (loss)                                       $     4,537           $   (10,079)           $     2,061
                                                        ========================================================

Net earnings (loss) per share:
   Basic                                                $      0.71           $     (1.44)           $      0.29
                                                        ========================================================
   Diluted                                              $      0.70           $     (1.44)           $      0.29
                                                        ========================================================

Weighted average shares outstanding: Weighted
average shares outstanding:
                                                        ========================================================
   Basic                                                  6,408,586             6,985,612              7,142,026
                                                        ========================================================
   Diluted                                                6,445,141             6,985,612              7,142,026
                                                        ========================================================


                 See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                                                      ACCUMULATED
                                                          ADDITIONAL                                  OTHER
                                              COMMON        PAID-IN      TREASURY        RETAINED     COMPREHENSIVE
                                              SHARES        CAPITAL        STOCK         EARNINGS     INCOME/(LOSS)      TOTAL
                                                                                         AS RESTATED (SEE NOTE 12)
Balance, March 31, 1997 (as previously
reported)                                    $     75       $ 25,330      $ (3,474)      $ 15,912       $ (2,649)      $ 35,194
Prior period adjustment                            --             --            --           (920)           920             --
                                             -------------------------------------------------------------------------------------
Balance, March 31, 1997  (as restated)             75         25,330        (3,474)        14,992         (1,729)        35,194
Net income (as restated)                           --             --            --          2,061             --          2,061
Foreign currency translation adjustment
(as restated)                                      --             --            --             --         (1,061)        (1,061)
                                                                                                                       --------
 Comprehensive income (as restated)                                                                                       1,000
Stock compensation                                 --             20            --             --             --             20
Acquisition of treasury stock                      --             --          (453)            --             --           (453)
                                             -------------------------------------------------------------------------------------
Balance, March 31, 1998                            75         25,350        (3,927)        17,053         (2,790)        35,761

Net loss (as restated)                             --             --            --        (10,079)            --        (10,079)
Foreign currency translation adjustment
  (as restated)                                    --             --            --             --         (1,941)        (1,941)
                                                                                                                       --------
  Comprehensive loss (as restated)                                                                                      (12,020)
Stock compensation                                 --             10            --             --             --             10
Acquisition of treasury stock                      --             --        (1,400)            --             --         (1,400)
                                             -------------------------------------------------------------------------------------
Balance, March 31, 1999                            75         25,360        (5,327)         6,974         (4,731)        22,351

Net income                                         --             --            --          4,537             --          4,537
Foreign currency translation adjustment            --             --            --             --            708            708
                                                                                                                       --------
  Comprehensive income                                                                                                    5,245
Cash dividends                                     --             --            --           (638)            --           (638)
Stock compensation                                 --             11            --             --             --             11
Acquisition of treasury stock                      --             --          (317)            --             --           (317)
                                             -------------------------------------------------------------------------------------
Balance, March 31, 2000                      $     75       $ 25,371      $ (5,644)      $ 10,873       $ (4,023)      $ 26,652
                                             =====================================================================================


                 See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                       YEAR ENDED MARCH 31,
                                                                   2000          1999         1998
                                                                                AS RESTATED (SEE NOTE 12)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                           $   4,537       $ (10,079)      $   2,061
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
     Depreciation and amortization                                 3,429           4,459           4,408
     Foreign currency translation adjustment                          --           1,149             324
     Impairment of long-lived assets                                  --           3,064              --
     (Gain) loss on sales of assets                                 (136)            991              --
     Deferred income taxes                                         1,582          (2,437)            301
     Stock compensation                                               11              10              20
   Changes in operating assets and liabilities
    excluding assets acquired and sold:
     Receivables                                                  (7,861)          3,845           4,705
     Inventories                                                  (3,748)         13,504          (4,417)
     Prepaid and other assets                                       (598)           (250)           (806)
     Accounts payable                                              4,430          (1,927)         (2,558)
     Accrued expenses and other liabilities                       (1,034)          1,904          (2,310)
                                                               -----------------------------------------
   Net cash provided by operating activities                         612          14,233           1,728

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant, and equipment                    (3,007)         (5,290)         (3,391)
   Acquisition of Alkar net of cash acquired                     (13,939)             --              --
   Proceeds from sale of assets (principally
     Ontario service centers)                                     15,330              --              --
                                                               -----------------------------------------
   Net cash used in investing activities                          (1,616)         (5,290)         (3,391)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments of term loans                                         (1,503)         (1,378)         (1,263)
   Payments of other debt                                       (159,618)       (158,721)       (214,462)
   Proceeds from other debt                                      162,678         151,430         218,124
   Proceeds from sale leaseback                                    2,075              --              --
   Payments of sale leaseback                                        (32)             --              --
   Payment of dividends                                             (638)             --              --
   Acquisition of treasury stock                                    (755)           (962)           (453)
                                                               -----------------------------------------
   Net cash provided by (used in) financing activities             2,207          (9,631)          1,946

Net increase (decrease) in cash                                    1,203            (688)            283
Effect of exchange rate change on cash                               (43)            (53)            (41)
Cash at beginning of period                                          399           1,140             898
                                                               -----------------------------------------
Cash at end of period                                          $   1,559       $     399       $   1,140
                                                               =========================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                  $   3,444       $   4,349       $   4,617
                                                               =========================================
Income taxes paid                                              $     156       $     313       $     455
                                                               =========================================

                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

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

         Goodwill -- Goodwill is amortized using the straight-line method over a period of 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted cash flows. In fiscal 1999, goodwill of $2.2 million was written off due to continued operating losses experienced at one of the Company's Canadian service center locations that was sold effective March 30, 1999.

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

         Earnings (Loss) Per Share - Basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding during the periods presented. Earnings per share assuming dilution gives effect to the dilutive effect of outstanding stock options.

                                                                                 YEAR ENDED MARCH 31,
                                                                                 --------------------
                                                                      2000               1999               1998
                                                                ------------------ ------------------ ------------------
                                                                                    (IN THOUSANDS)
Net income (loss)                                                      $4,537          $ (10,079)         $   2,061
                                                                ================== ================== ==================
Weighted average shares outstanding                                     6,409              6,986              7,142
Net effect of dilutive stock options                                       36               ---                ---
                                                                ------------------ ------------------ ------------------
Weighted average shares outstanding - assuming dilution                 6,445              6,986              7,142
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

         New Accounting Standards -- The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," (as amended) effective for fiscal years beginning after June 15, 2000. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. While the Company is currently evaluating the statement, it does not believe the standard will have any impact on its financial position or the results of operations.

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

                                                     (IN THOUSANDS)
Current assets                                          $    12.5
Machinery and equipment                                       0.6
                                                    ------------------
Total assets acquired                                        13.1
Liabilities assumed                                           5.1
                                                    ------------------
Net assets acquired                                           8.0
Goodwill                                                      6.0
                                                    ------------------
Total purchase price, including acquisition costs       $    14.0
                                                    ==================

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

3.  SPECIAL CHARGES

         In December 1998, as a result of continued operating losses experienced at the Concord, Ontario service center, the Company recognized special pretax charges of $2.2 million for impairment of goodwill, and $0.9 million for machinery and equipment to adjust the assets to their estimated realizable market value.

         In March 1999, the Company completed the sale of both its Concord and Hamilton, Ontario steel service center operations for $14.6 million in cash received in April 1999, and a $1.0 million subordinated note, which was collected in fiscal 2000. The sale resulted in a pre-tax loss of $1.0 million, primarily due to the costs of the transaction.

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

4.  OTHER BALANCE SHEET INFORMATION

                                                                                           MARCH 31,
                                                                                           ---------
                                                                                  2000                    1999
                                                                         ----------------------- -----------------------
                                                                                         (IN THOUSANDS)
Receivables:
   Customer receivables, less reserves and allowances of $1,465
     $1,465 and $1,193, respectively                                            $   33,952              $  21,507
   Proceeds receivable from sale of assets                                            ---                  14,642
                                                                         ----------------------- -----------------------
                                                                                $   33,952              $  36,149
                                                                         ======================= =======================
Inventories:
   Raw materials                                                                $   21,257              $  12,554
   Work in process                                                                  14,527                 11,263
   Finished goods                                                                    6,900                  7,664
                                                                         ----------------------- -----------------------
                                                                                $   42,684              $  31,481
                                                                         ======================= =======================
Prepaid and other current assets:
   Prepaid expenses                                                             $      769              $     725
   Taxes receivable                                                                  2,062                  2,245
   Deferred income taxes                                                             1,401                  1,420
                                                                         ----------------------- -----------------------
                                                                                $    4,232              $   4,390
                                                                         ======================= =======================

Property, plant, and equipment:
   Land                                                                         $    1,604              $   1,581
   Buildings                                                                        14,209                 14,093
   Machinery and equipment                                                          59,223                 56,352
   Construction in process                                                           3,222                  2,702
                                                                         ----------------------- -----------------------
                                                                                $   78,258              $  74,728
                                                                         ======================= =======================
Other non-current assets:
   Deferred income taxes                                                        $    4,340              $   5,927
   Goodwill                                                                          5,985                   ---
   Pension                                                                           3,585                  3,302
   Other                                                                               783                    918
                                                                         ----------------------- -----------------------
                                                                                $   14,693              $  10,147
                                                                         ======================= =======================
Other current liabilities:
   Payroll and related employee benefits                                        $    6,975              $   7,451
   Income taxes                                                                      1,556                    327
   Receivable collections payable to asset purchaser                                  ---                   1,816
   Other                                                                             1,928                  2,304
                                                                         ----------------------- -----------------------
                                                                                $   10,459              $  11,898
                                                                         ======================= =======================

5.  DEBT

                                                          SHORT-TERM                            LONG-TERM
                                                          ----------                            ---------
                                                          MARCH 31,                             MARCH 31,
                                                          ----------                            ---------
                                                   2000               1999               2000               1999
                                             ------------------ ------------------ ------------------ ------------------
                                                                           (IN THOUSANDS)
Committed facility                               $   4,778           $ 16,473          $   35,000         $  20,000
Term note                                            1,640              1,503              15,716            17,356
Lease financing                                        138               ---                1,905              ---
                                             ------------------ ------------------ ------------------ ------------------
Total                                            $   6,556           $ 17,976          $   52,621         $  37,356
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

         In December 1996, the Company borrowed $21.8 million under an eight and one-half year term loan at a fixed rate of 8.8% secured by the fixed assets of its expanded Ottawa, Ohio facility. The term loan agreement contains certain financial and other covenants with which the Company was in compliance at March 31, 2000. At March 31, 2000, approximately $17.4 million of the term loan was outstanding. The scheduled maturities of the term loan are as follows: 2001 - $1.6 million; 2002 - $1.8 million; 2003 - $2.0 million; 2004 - $2.1 million;
2005 - $2.3 million and $7.6 million thereafter.

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

6.  INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, operating loss and capital loss carryforwards, and tax credit carryforwards. Components of the Company's deferred tax assets and liabilities are as follows:

                                                                           MARCH 31,
                                                                           ---------
                                                                     2000            1999
                                                                   -----------------------
                                                                        (IN THOUSANDS)
Deferred tax assets:
   Postretirement and postemployment benefit obligations           $  5,636       $  5,795
   Inventory basis differences                                          201             62
   Reserves not currently deductible                                    618            961
   Tax operating loss carryforwards (expire 2012-2020)                4,933          5,432
   Tax capital loss carryforwards                                       728            728
   Tax credit carryforwards (expire 2002-2005 and unlimited))           580            538
                                                                   -----------------------
                                                                     12,696         13,516
   Valuation allowance                                               (1,111)        (1,111)
                                                                   -----------------------
                                                                     11,585         12,405
Deferred tax liabilities:
   Property and equipment basis differences                          (5,057)        (4,290)
   Pension asset                                                       (787)          (768)
                                                                   -----------------------
Net deferred tax asset                                             $  5,741       $  7,347
                                                                   =======================


The provision (benefit) for income taxes includes:

                                                                               YEAR ENDED MARCH 31,
                                                                               --------------------
                                                                  2000                 1999                1998
                                                           -------------------- ------------------- --------------------
                                                                                  (IN THOUSANDS)
CURRENT TAXES:
   U.S. federal                                                 $   ---              $   ---             $     87
   Canadian federal and provincial                                 1,246               (1,569)                967
   State and local                                                     3                    9                  31
                                                           -------------------- ------------------- --------------------
                                                                   1,249               (1,560)              1,085
DEFERRED TAXES:
   U.S.                                                              533               (1,693)                 95
   Canadian                                                        1,049                 (744)                206
                                                           -------------------- ------------------- --------------------
                                                                   1,582               (2,437)                301
                                                           -------------------- ------------------- --------------------
Total                                                           $  2,831             $ (3,997)           $  1,386
                                                           ==================== =================== ====================

Reconciliations of the U.S. federal statutory tax rate to the effective tax rate are as follows:

                                                                                     YEAR ENDED MARCH 31,
                                                                            2000             1999             1998
                                                                       ---------------- ---------------- ---------------
U. S. federal statutory tax rate                                             35.0%           35.0%            35.0%
Effect of graduated rates                                                    (1.0)           (1.0)            (1.0)
Effect of Canadian rates                                                      1.9             1.5              1.7
State taxes                                                                   0.7             1.1              0.4
Permanent differences (travel and entertainment)                              0.6            (0.6)             1.5
Foreign currency translation adjustment and goodwill charge                  --              (8.4)             5.5
Change in valuation allowance                                                --               2.2             (3.7)
Other                                                                         1.2            (1.4)             0.8
                                                                       ---------------- ---------------- ---------------
Effective tax rate                                                           38.4%           28.4%            40.2%
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

         The following tables summarize the change in benefit obligations, plan assets, funded status, and net periodic benefit costs of the Company's pension and postretirement benefits plans:

                                                             PENSION BENEFITS           OTHER POSTRETIREMENT BENEFITS
                                                             ----------------           -----------------------------
                                                                                 MARCH 31,
                                                                                 ---------
                                                          2000             1999             2000             1999
                                                     ---------------- ---------------- ---------------- ----------------
                                                                               (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefits obligation at beginning of year                $   33,097      $   30,918        $   13,489      $   11,908
Service cost                                                   990           1,164               192             186
Interest cost                                                2,239           2,126               882             845
Amendments                                                     659             272                40            ---
Actuarial (gain) loss                                       (1,324)            542              (187)          1,162
Benefits paid                                               (1,798)         (1,442)             (960)           (941)
Foreign currency exchange rates                                123            (319)               18             (22)
Curtailments                                                  ---             (701)             ---              247
Special termination benefits                                  ---              537              ---              104
                                                     ---------------- ---------------- ---------------- ----------------
Benefit obligation at end of year                           33,986          33,097            13,474          13,489
                                                     ---------------- ---------------- ---------------- ----------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year              34,072          32,061              ---             ---
Actual return on plan assets                                 5,739           2,124              ---             ---
Employer contribution                                        1,017           1,684               960             941
Benefits paid                                               (1,798)         (1,442)             (960)           (941)
Foreign currency exchange rates                                153            (355)             ---             ---
                                                     ---------------- ---------------- ---------------- ----------------
Fair value of plan assets at end of year                    39,183          34,072              ---             ---

RECONCILIATION OF FUNDED STATUS AT END OF YEAR
Plan assets in excess of (less than) benefit                 5,197             975           (13,474)        (13,489)
obligation
Unrecognized net actuarial (gain) loss                      (4,665)           (337)             (172)             28
Unrecognized prior service cost                              2,766           2,306            (1,434)         (2,035)
Unrecognized initial net obligation                            287             358              ---             ---
                                                     ---------------- ---------------- ---------------- ----------------
Prepaid (accrued) benefit cost                          $    3,585      $    3,302        $  (15,080)     $  (15,496)
                                                     ================ ================ ================ ================


                                                                PENSION BENEFITS AND OTHER POSTRETIREMENT BENEFITS

                                                                               YEAR ENDED MARCH 31,

                                                                  2000                 1999                 1998
                                                           -------------------- -------------------- --------------------
WEIGHTED AVERAGE ASSUMPTIONS:
PENSION BENEFITS

Discount rate                                                      7.50%                6.75%                7.00%
Expected return on plan assets                                 7.00 - 8.50%         7.00 - 8.50%         7.00 - 8.50%
Rate of compensation increase - domestic plans only                5.00%                5.00%                5.00%
POSTRETIREMENT BENEFITS
Discount rate                                                      7.50%                6.75%                7.00%

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
                                            ============ ============ ============ ============ =========== ============

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on postretirement benefits:

                                                         1-PERCENTAGE-POINT INCREASE    1-PERCENTAGE-POINT DECREASE
                                                         ---------------------------    ---------------------------
                                                          2000                1999         2000                1999
                                                       ------------ ------ ------------ ------------ ------ -----------
                                                                               (IN THOUSANDS)
Effect on total of service and interest cost            $     26            $     26     $    (23)           $    (24)
components
Effect on postretirement benefit obligation             $    282            $    276     $   (252)           $   (263)

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

         A summary of the status of the Company's incentive stock options as of March 31, 2000, 1999 and 1998 and changes during the years ending on those dates is presented below:

                                                2000                       1999                       1998
                                      -------------------------- -------------------------- --------------------------
                                                     WEIGHTED-                  WEIGHTED-                  WEIGHTED-
                                                      AVERAGE                    AVERAGE                    AVERAGE
                                                     EXERCISE                   EXERCISE                   EXERCISE
                                        SHARES        PRICE        SHARES        PRICE        SHARES        PRICE
                                      ------------ ------------- ------------ ------------- ------------ -------------
Outstanding at beginning of year          635,000       $   6.39     472,500       $   8.00     472,500      $   8.00
Granted                                    40,000           3.16     200,000           3.00          --            --
Exercised                                      --             --          --             --          --            --
Forfeited                                 (32,500)          5.02     (37,500)          8.58          --            --
                                          -------                    -------                    -------
Outstanding at end of year                642,500           6.25     635,000           6.39     472,500          8.00
                                          =======                    =======                    =======
Options exercisable at year-end           489,167           7.29     412,500           8.03     267,500          9.59
                                          =======                    =======                    =======

Weighted-average fair value of
   options granted during the year                      $   0.48                  $    0.91                  $     --

         The following table summarizes information about incentive stock options outstanding as of March 31, 2000.

                                         OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                                         -------------------                               -------------------
                                           WEIGHTED-AVERAGE
                            NUMBER             REMAINING            WEIGHTED-           NUMBER           WEIGHTED-
          RANGE OF      OUTSTANDING AT       CONTRACTUAL             AVERAGE         EXERCISABLE AT       AVERAGE
      EXERCISE PRICES       3/31/0              LIFE             EXERCISE PRICE         3/31/00       EXERCISE PRICE
      ---------------       -------        -----------------     --------------      --------------   --------------
   $2.69 - $ 3.00          220,000            8.6 years             $ 2.97              66,667             $ 3.00
   $5.75 - $10.00          422,500            4.4 years             $ 7.96             422,500             $ 7.96

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

         In fiscal 2000 and 1999, non-qualified stock option grants of 100,000 and 200,000, respectively, were granted at $3.19 and $3.00 per share, respectively, in connection with the commencement of the employment of certain executive employees. The exercise price is equal to the fair market value on the date of the grant and the grant is subject to certain provisions relating to exercise applicable on changes in control of the Company, termination of employment, and on other terms and conditions comparable to the terms of the Company's employee incentive stock option program. As of March 31, 2000, approximately 117,000 of these options were exercisable at a weighted-average exercise price of $3.08. The weighted-average fair value of these options granted in fiscal 2000 and 1999 (based on the assumptions used above) was $.62 per share and $.91 per share, respectively. The options granted in fiscal 2000 are subject to shareholder ratification. The Company's majority shareholder has committed to vote for ratification of these options at the next annual meeting of the Company.

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

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following tables set forth certain quarterly financial data. Quarterly and year to date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year due to rounding and weighting effects. Third and fourth quarter results in fiscal 1999 included special charges totaling $6.6 million before taxes, which contributed $4.9 million of loss after tax.

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
                                             ============== =============== =============== ============== =============

                                                                     YEAR ENDED MARCH 31, 1999
                                             ---------------------------------------------------------------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                              1ST QUARTER     2ND QUARTER    3RD QUARTER     4TH QUARTER   FISCAL YEAR
Net sales                                      $  66,856      $  61,367       $  58,679       $  61,634      $ 248,536
Gross profit (loss)                                5,436          3,757            (817)          6,349         14,725
Net income (loss) - as previously reported
                                                     362         (1,014)         (6,390)         (5,563)       (12,605)
Net income (loss) - as restated
(See Note 12)                                  $     (83)     $  (1,598)      $  (6,378)      $  (2,020)     $ (10,079)
                                             ============== =============== =============== ============== =============
Basic and diluted earnings (loss)
per share - as previously reported             $    0.05      $   (0.14)      $   (0.91)      $   (0.82)     $   (1.80)
                                             ============== =============== =============== ============== =============
Basic and diluted earnings (loss) per
share - as restated (See Note 12)              $   (0.01)     $   (0.22)      $   (0.91)      $   (0.30)     $   (1.44)
                                             ============== =============== =============== ============== =============

12.  RESTATEMENT

         Subsequent to the issuance of the Company's fiscal year 2000 financial statements, the Company's management determined, based on a reconsideration of certain assumptions related to transactions with its Canadian subsidiary and the applicable guidance provided by SFAS No. 52 "Foreign Currency Translation," that certain foreign currency transaction adjustments arising in fiscal 1999 and previous years and included in accumulated other comprehensive income (loss) should have been recognized as operating expenses during the periods incurred. In addition, management determined that a $3.4 million charge associated with accumulated foreign currency translation adjustments on disposed service center assets and liabilities should not have been recognized as a component of special charges in fiscal 1999. Accordingly, the Company has restated its statements of operations for fiscal years 1999 and 1998 to increase selling, general and administrative expenses to recognize foreign currency transaction losses of $1.1 million and $.3 million, respectively, while recording corresponding current income tax benefits of $.3 million and $.1 respectively. Also, fiscal year 1999 special charges have been reduced by $3.4 million. A summary of these changes follows:


                                               2000                        1999                        1998
                                     -------------------------- --------------------------- ---------------------------
                                     AS            AS           AS            AS            AS            AS
                                     PREVIOUSLY    RESTATED     PREVIOUSLY    RESTATED      PREVIOUSLY    RESTATED
                                     REPORTED                   REPORTED                    REPORTED
                                                                      (IN THOUSANDS)
As of March 31:
Retained earnings                    $   9,539     $  10,873    $   5,640     $   6,974     $ 18,245      $ 17,053
Accumulated other comprehensive
  income (loss)                         (3,024)       (4,023)      (3,732)       (4,731)      (4,034)       (2,790)

For the year ended March 31:
Selling, general and
  administrative expenses                                          16,598        17,747       16,019        16,343
Special charges                                                    10,028         6,636         ---           ---
Income tax expense (benefit)                                       (3,714)       (3,997)       1,438         1,386
Net income (loss)                                               $ (12,605)    $ (10,079)    $  2,333       $ 2,061
                                                                ============= ============= ============= =============

Net earnings (loss) per share:
   Basic                                                        $   (1.80)    $   (1.44)    $   0.33      $   0.29
                                                                ============= ============= ============= =============
   Diluted                                                      $   (1.80)    $   (1.44)    $   0.33      $   0.29
                                                                ============= ============= ============= =============

         In addition, the Company has reduced fiscal year 1998 beginning retained earnings and increased accumulated other comprehensive income (loss) by $.9 million to recognize a prior period adjustment that corrects the effect of these errors on results of operations in earlier periods.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
          ------------------------------------------------------------


                                                   (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------
                                          BALANCE AT       CHARGED TO                                      BALANCE AT
                                           APRIL 1,         COSTS AND                                       MARCH 31,
              DESCRIPTION                    1997           EXPENSES         OTHER         DEDUCTIONS        1998
              -----------                 ---------         --------         -----         ----------      ------------
Allowance for doubtful accounts            $    546         $      4           ---              ---        $     550
Inventory aging reserves (1)               $  1,436         $    188           ---              ---        $   1,624
Customer claims reserve (2)                $    916             ---            ---         $   (151)(3)    $     765


                                          BALANCE AT       CHARGED TO                                      BALANCE AT
                                           APRIL 1,         COSTS AND                                       MARCH 31,
              DESCRIPTION                    1998           EXPENSES         OTHER         DEDUCTIONS        1999
              -----------                 ---------         --------         -----         ----------      ------------
Allowance for doubtful accounts            $    550         $    783      $   (260)(4)     $   (593)(3)    $     480

Inventory aging reserves (1)               $  1,624         $    443           ---              ---        $   2,067
Customer claims reserve (2)                $    765             ---            ---         $    (52)(3)    $     713

                                          BALANCE AT       CHARGED TO                                      BALANCE AT
                                           APRIL 1,         COSTS AND                                       MARCH 31,
              DESCRIPTION                    1999           EXPENSES         OTHER         DEDUCTIONS        2000
              -----------                 ---------         --------         -----         ----------      ------------
Allowance for doubtful accounts            $    480             ---       $     64 (5)     $    (86)(3)    $     458
Inventory aging reserves (1)               $  2,067             ---            ---         $   (598)(3)    $   1,469
Customer claims reserve (2)                $    713         $    293           ---              ---        $   1,006

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

2.   SUPPLEMENTAL SCHEDULES
     ----------------------
     Included under Item 8 of this report:
       Financial Statement Schedule II - Valuation and Qualifying Accounts and Reserves.

3.   Exhibits

                   Exhibit No. and Description                                             Location
                   ---------------------------                                             --------
(2)(a)     Stock Purchase Agreement by and among Cold Metal     Previously filed as an exhibit to the Company's Form 10-K
           Products, Inc. and Alkar Steel Corporation and the   filed June 27, 2000.
           Stockholders of Alkar Steel Corporation dated
           March 31, 2000

(2)(b)     Asset Purchase Agreement between Cold Metal          Previously filed as an exhibit to the Company's Form 8-K
           Products, Limited and Maksteel Inc. dated March      filed April 14, 1999
           30, 1999

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

(10)(b)    Cold Metal Canadian Subsidiary Guaranty Agreement,   Previously filed as Exhibit 3.1 to the Company's
           dated as of July 31, 1987, between Irving Trust      Registration Statement on Form S-1, which became effective
           Company (predecessor to The Bank of New York) and    on March 21, 1994 at 4:00 p.m.  (Commission File No.
           Registrant's Canadian Subsidiary, Cold Metal         33-74986)
           Products Company, Ltd.

(10)(c)    Supply Agreement, dated February 1987, as amended    Previously filed as Exhibit 10.3 to the Company's
           June 20, 1989, December 31, 1992 and December 31,    Registration Statement on Form S-1, which became effective
           1993, subject to request for confidential treatment  on March 21, 1994 at 4:00 p.m.  (Commission File No.
                                                                33-74986)

(10)(d)    Tax Sharing and Indemnification Agreement, dated     Previously filed as Exhibit 10.5 to the Company's
           January 31, 1994, among Registrant and its           Registration Statement on Form S-1, which became effective
           affiliates                                           on March 21, 1994 at 4:00 p.m.  (Commission File No.
                                                                33-74986)

(10)(e)    Special Incentive Compensation Plan of Registrant,   Previously filed as Exhibit 10.10 to the Company's
           effective December 1, 1993                           Registration Statement on Form S-1, which became effective on March 21, 1994 at 4:00 p.m.  (Commission File No.
                                                                33-74986)

(10)(f)    Special Incentive Compensation Plan Trust            Previously filed as Exhibit 10.11 to the Company's
           Agreement, dated January 28, 1994                    Registration Statement on Form S-1, which became effective on March 21, 1994 at 4:00 p.m.  (Commission File No.
                                                                33-74986)

(10)(g)    Amended and Restated 1994 Incentive Program          Previously filed as Exhibit A to the Company's 1995 Proxy
                                                                Statement filed on June 22, 1995

(10)(h)    Share Purchase and Loan Agreement, dated December    Previously filed as Exhibit 10.13 to the Company's
           30, 1993, among Cold Metal Products Company, Ltd.,   Registration Statement on Form S-1, which became effective
           Lance and Mara Dunlap, 955404 Ontario Inc. and       on March 21, 1994 at 4:00 p.m.  (Commission File No.
           Direct Steel, Inc.                                   33-74986)

(10)(i)    Share Purchase and Loan Amendment Agreement, dated   Previously filed as Exhibit E-5 to the Company's 1994
           March 23, 1994 among Cold Metal Products Company,    Annual Report on Form 10-K filed on June 29, 1994
           Ltd., Lance and Mara Dunlap, 955404 Ontario Inc.
           and Direct Steel, Inc.

(10)(j)    Shareholders Agreement, dated March 23, 1994, Cold   Previously filed as Exhibit E-6 to the Company's 1994
           Metal Products Company, Ltd., Lance and Mara         Annual Report on Form 10-K filed on June 29, 1994
           Dunlap, 955404 Ontario Inc. and Direct Steel, Inc.

(10)(k)    Supply Agreement, dated March 23, 1994, between      Previously filed as Exhibit E-7 to the Company's 1994
           Cold Metal Products Company, Ltd. and Direct         Annual Report on Form 10-K filed on June 29, 1994
           Steel, Inc.

(10)(l)    Agreement between Registrant and The Stanley         Previously filed as Exhibit 10.20 to the Company's
           Works, dated February 17, 1994                       Registration Statement on Form S-1, which became effective on March 21, 1994 at 4:00 p.m.  (Commission File No.
                                                                33-74986)

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

(10)(aa)  Letter Agreement between Cold Metal Products, Inc.    Previously filed as an exhibit to the Company's Form 10-K
           and the CIT Group                                    on June 27, 2000.

(10)(ab)  Lease Agreement between Cold Metal Products, Inc.     Previously filed as an exhibit to the Company's Form 10-K
           and John M. Fayad dated March 31, 2000               on June 27, 2000.

(21)       Subsidiaries of Registrant                           Previously filed as an exhibit to the Company's Form 10-K
                                                                on June 27, 2000.

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


                              COLD METAL PRODUCTS, INC.



December 1, 2000               By   /s/ Raymond P. Torok
                                    -------------------------------------
                                    Raymond P. Torok
                                    President and Chief Executive Officer

                               By   /s/ Joseph C. Horvath
                                    -------------------------------------
                                    Joseph C. Horvath
                                    Vice President and Chief Financial Officer

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of December 1, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.



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

/s/ Claude F. Kronk
---------------------------     Director
Claude F. Kronk

/s/ Robert D. Neary             Director
---------------------------
Robert D. Neary


/s/ Peter B. Sullivan           Director
---------------------------
Peter B. Sullivan