Form 10-Q/A
period 2000-06-30
COLD METAL PRODUCTS INC
filed 2000-12-08
CIK 918653

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 2000

                           or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES

    For the transition period from ___________________to____________________


                         Commission file number 1-12870

                            COLD METAL PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

NEW YORK                                                                        16-1144965
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification No.)


2200 GEORGETOWN DRIVE, SUITE 301, SEWICKLEY, PENNSYLVANIA                       15143
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

                            COLD METAL PRODUCTS, INC.
                                   FORM 10-Q/A
                           Quarter Ended June 30, 2000


This instrument constitutes Amendment No.1 to Form 10-Q for the fiscal quarter ended June 30, 2000. Item 1 (condensed consolidated balance sheets and notes to condensed consolidated financial statements) of Form 10-Q, as previously filed with the Securities and Exchange Commission, is hereby amended.

Index
-----

                                                                                                               Page No.
PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Statements of Operations...........................................................................3
Condensed Consolidated Balance Sheets (as restated).......................................................................4
Condensed Consolidated Statements of Cash Flows...........................................................................5
Notes to Condensed Consolidated Financial Statements......................................................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............................8


PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings ...............................................................................................9
Item 2.   Changes in Securities............................................................................................9
Item 3.   Defaults Upon Senior Securities..................................................................................9
Item 4.   Submission of Matters to a Vote of Security Holders..............................................................9
Item 5.   Other Information................................................................................................9
Item 6.   Exhibits and Reports on Form 8-K................................................................................10
Signatures        ........................................................................................................10

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                      2000              1999
                                                ---------------   ---------------
Net sales                                       $        59,367   $        51,135
Cost of sales                                            52,929            45,034
                                                ---------------   ---------------
Gross profit                                              6,438             6,101

Selling, general, and administrative expenses             4,050             3,608
Interest expense                                          1,203               802
                                                ---------------   ---------------
Income before income taxes                                1,185             1,691
Income taxes                                                420               630
                                                ---------------   ---------------
Net income                                      $           765   $         1,061
                                                ===============   ===============


Basic and diluted net income per share          $          0.12   $          0.16
                                                ===============   ===============

Weighted average shares outstanding:

Basic                                                 6,391,006         6,451,703
                                                ===============   ===============
Diluted                                               6,453,665         6,471,703
                                                ===============   ===============


            See notes to condensed consolidated financial statements.

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             June 30,           March 31,
                                                             --------           ---------
                                                               2000               2000
                                                         ---------------    ---------------
Assets:
Cash                                                     $         1,885    $         1,559
Receivables                                                       31,694             33,952
Inventories                                                       48,924             42,684
Prepaid and other current assets                                   2,573              4,232
                                                         ---------------    ---------------
            Total current assets                                  85,076             82,427
Property, plant  and equipment - at cost                          79,471             78,258
Less accumulated depreciation                                    (38,431)           (37,629)
                                                         ---------------    ---------------
            Property, plant and equipment - net                   41,040             40,629
Other assets                                                      14,865             14,693
                                                         ---------------    ---------------
            Total assets                                 $       140,981    $       137,749
                                                         ===============    ===============

Liabilities and shareholders' equity:
Short-term borrowings                                    $        11,267    $         6,556
Accounts payable                                                  27,437             25,597
Other current liabilities                                          7,754             10,459
                                                         ---------------    ---------------
            Total current liabilities                             46,458             42,612
Long-term debt                                                    52,154             52,621
Postretirement and other benefits                                 15,658             15,864
Shareholders' equity:
Common stock, $.01 par value; 15,000,000 shares
  authorized, 7,532,250 shares issued                                 75                 75
Additional paid-in capital                                        25,381             25,371
Retained earnings, as restated (see Note 6)                       11,320             10,873
Accumulated other comprehensive income/(loss), as
restated (see Note 6)                                             (4,421)            (4,023)
Less treasury stock, 1,164,750 shares, at cost                    (5,644)            (5,644)
                                                         ---------------    ---------------
            Total shareholders' equity                            26,711             26,652
                                                         ---------------    ---------------
            Total liabilities and shareholders' equity   $       140,981    $       137,749
                                                         ===============    ===============

            See notes to condensed consolidated financial statements.

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                               Three Months Ended June 30,
                                                               ---------------------------
                                                                 2000               1999
                                                           ---------------    ---------------
Cash flows from operating activities:
   Net income                                              $           765    $         1,061
   Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
     Depreciation and amortization                                   1,053                894
     Deferred directors' fees                                           10                 10
   Changes in operating assets and liabilities:

        Accounts receivable                                          3,038             (1,949)
        Inventory                                                   (6,463)              (283)
        Accounts payable                                             2,011              2,539
        Accrued expense and other                                   (2,361)            (3,946)
                                                           ---------------    ---------------
     Net cash used in operating activities                          (1,947)            (1,674)

Cash flows from investing activities:

   Additions to property, plant and equipment                       (1,510)              (418)
   Acquisition of Alkar                                               (137)              --
   Sale of assets                                                     --               14,642
                                                           ---------------    ---------------
    Net cash (used in) provided by investing activities             (1,647)            14,224

Cash flows from financing activities:

   Payments of term loans                                             (730)              (664)
   Proceeds from line of credit                                     47,224             39,182
   Payments of line of credit                                      (42,234)           (50,523)
   Dividends                                                          (318)              --
   Acquisition of treasury stock                                      --                 (317)
                                                           ---------------    ---------------
     Net cash provided by (used in) financing activities             3,942            (12,322)
Net increase in cash                                                   348                228
Effect of translation adjustment                                       (22)                 6
Cash at beginning of period                                          1,559                399
                                                           ---------------    ---------------
Cash  at end of period                                     $         1,885    $           633
                                                           ===============    ===============

            See notes to condensed consolidated financial statements.

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

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

         The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States of America and therefore, should be read in conjunction with the audited consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended March 31, 2000.

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

          Unaudited pro forma information has been derived from the Company's income statement for the three months ended June 30, 1999 and adjusts such information to give effect as if the acquisition had occurred on April 1, 1999. The pro forma information is presented for informational purposes only and does not purport to be indicative of the results of operations that actually would have resulted if the acquisition had been consummated on April 1, 1999, nor which may result from future operations. Unaudited pro forma consolidated results of operations reflect net sales of $58.2 million, net income of $1.2 million and basic net earnings per share of $.18 for the three months ended June 30, 1999.

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

NOTE 4.  INVENTORIES

Inventories are classified as follows:

                                                   June 30,                March 31,
                                                  ---------                ---------
                                                     2000                     2000
                                                     ----                     ----
                                                             (In thousands)
Raw Materials                                 $           24,721      $             21,257
Work-in-process                                           16,709                    14,527
Finished goods                                             7,494                     6,900
                                              ------------------      --------------------
Total inventories                             $           48,924      $             42,684
                                              ==================      ====================

NOTE 5.  COMPREHENSIVE INCOME

         Comprehensive income is comprised of net income and foreign currency translation adjustments for the period. Translation adjustments were $(.4) million and $.6 million for the three months ended June 30, 2000 and 1999, respectively. Total comprehensive income for the three months ended June 30, 2000 and 1999 was $.4 million and $1.7 million, respectively.

NOTE 6. RESTATEMENT

         Subsequent to the issuance of its fiscal year 2000 financial statements, the Company restated its financial statements for the years ended March 31, 1999 and 1998, as discussed in Note 12 to the consolidated financial statements included in the Company's Form 10-K/A for the year ended March 31, 2000. A summary of the effects of the restatement on the balance sheets as of June 30, 2000 and March 31, 2000 follows (in thousands):

                                                                         June 30, 2000                    March 31, 2000
                                                                         -------------                    --------------
                                                                       As              As               As               As
                                                                       --              --               --               --
                                                                   Previously       Restated        Previously        Restated
                                                                   ----------       --------        ----------        --------
                                                                    Reported                         Reported
                                                                    --------                         --------

Retained earnings                                                      $9,986         $11,320            $9,539        $10,873
Accumulated other comprehensive income (loss)                         ($3,422)        ($4,421)          ($3,024)       ($4,023)

ITEM 2.

COLD METAL PRODUCTS,  INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations
---------------------

         The following table presents the Company's results of operations as a percentage of net sales:

                                                         Three Months Ended
                                                         ------------------
                                                             June 30,
                                                             --------
                                                      2000               1999
                                                ---------------    ---------------
Net sales                                                 100.0%             100.0%
Cost of sales                                              89.2               88.1
                                                ---------------    ---------------
Gross profit                                               10.8               11.9
Selling, general, and administrative expenses               6.8                7.0
Interest expense                                            2.0                1.6
                                                ---------------    ---------------
Income before income taxes                                  2.0                3.3
Income taxes                                                0.7                1.2
                                                ---------------    ---------------
Net income                                                  1.3%               2.1%
                                                ===============    ===============

         Net sales for the three-months ended June 30, 2000 were $59.4 million, an increase of $8.2 million over the three months ended June 30, 1999, due predominately to the addition of Alkar which was acquired March 31, 2000. Volume of tons shipped increased 17.0% , accounting for $8.7 million of revenue increase. The effect of slightly lower product prices decreased revenue by $.5 million. Adjusting sales to remove the Alkar-related activity, net sales increased $1.2 million, with $1.8 million volume-related effect offset by $.6 million effect from lower prices.

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

         Selling and administrative costs of $4.1 million in the quarter ended June 30, 2000 represented 6.8% of net sales as compared to $3.6 million in the quarter ended June 30, 1999, which represented 7.0% of net sales. The increase primarily reflected the addition of Alkar costs.

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

Liquidity and Capital Resources
-------------------------------

         Net cash used in operating activities was $1.9 million for the three months ended June 30, 2000. While net income and the effect of depreciation provided funds, cash used by operating activities resulted from increased inventory levels, payments related to normal year-end accruals, offset somewhat by decreased receivables and increased payables. The increase in inventory, along with the corresponding increase in accounts payable, resulted from sales growth forecasts, together with planned levels of inventory on hand to support increased customer requirements for "just in time" inventory support.

         Cash consumed in investing activities was $1.6 million for the three months ended June 30, 2000, reflecting the acquisition of capital assets and a purchase price adjustment related to the Alkar acquisition.

         Cash flows provided by financing activities provided $3.9 million for the three months ended June 30, 2000. The Company's primary lending arrangement provides up to a maximum of $70 million of borrowing availability, of which $44.4 million was used as of June 30, 2000. In addition, approximately $16.9 million was outstanding under the Company's other major long-term borrowing arrangement as of June 30, 2000. The Company was in compliance with covenants under all its agreements as of September 30, 2000.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
There have been no defaults upon senior securities, except those waived by the lender (see Part I, Item 2 at Liquidity and Capital Resources.)

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no submissions of matters to a vote of the shareholders in the quarter ended June 30, 1999

ITEM 5.   OTHER INFORMATION
There is no other information to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits:
         (27) Financial Data Schedule - Filed herein
(b)      Reports on Form 8-K:  None

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



December 1, 2000