Form 10-Q/A
period 2000-09-30
COLD METAL PRODUCTS INC
filed 2000-12-08
CIK 918653

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

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
                                 SEC FORM 10-Q/A
                        Quarter Ended September 30, 2000

This instruments constitutes Amendment No.1 to Form 10-Q for the fiscal quarter ended September 30, 2000. Item 1 (condensed consolidated balance sheets and notes to condensed consolidated financial statements) of Form 10-Q, as previously filed with the Securities and Exchange Commission, is hereby amended.

Index

                                                                                                               Page No.
PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Statements of Operations .........................................................................3
Condensed Consolidated Balance Sheets (as restated)......................................................................4
Condensed Consolidated Statements of Cash Flows..........................................................................5
Notes to Condensed Consolidated Financial Statements.....................................................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............................9


PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings ............................................................................................11
Item 2.   Changes in Securities.........................................................................................11
Item 3.   Defaults Upon Senior Securities...............................................................................11
Item 4.   Submission of Matters to a Vote of Security Holders...........................................................12
Item 5.   Other Information.............................................................................................12
Item 6.   Exhibits and Reports on Form 8-K..............................................................................12
Signatures .............................................................................................................13

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        Three Months Ended                  Six Months Ended
                                                        ------------------                  ----------------
                                                          September 30,                       September 30,
                                                          -------------                       -------------
                                                      2000               1999              2000              1999
                                                ---------------    ---------------   ---------------   ---------------

Net sales                                       $        57,123    $        49,761   $       116,490   $       100,896
Cost of sales                                            51,663             43,501           104,592            88,535
                                                ---------------    ---------------   ---------------   ---------------
Gross profit                                              5,460              6,260            11,898            12,361

Selling, general, and administrative expenses             4,446              3,425             8,496             7,033
Interest expense                                          1,263                856             2,466             1,658
                                                ---------------    ---------------   ---------------   ---------------
(Loss) income before income taxes                          (249)             1,979               936             3,670
Income taxes (benefit) expense                              (76)               734               344             1,364
                                                ---------------    ---------------   ---------------   ---------------
Net (loss) income                               $          (173)   $         1,245   $           592   $         2,306
                                                ===============    ===============   ===============   ===============


Basic and diluted net (loss) income per
share                                           $         (0.03)   $          0.20   $          0.09   $          0.36
                                                ===============    ===============   ===============   ===============

Weighted average shares outstanding:

Basic                                                 6,391,471          6,387,500         6,391,240         6,429,372
                                                ===============    ===============   ===============   ===============
Diluted                                               6,391,471          6,440,602         6,423,175         6,456,152
                                                ===============    ===============   ===============   ===============



            See notes to condensed consolidated financial statements.

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    September 30,        March 31,
                                                                    -------------        ---------
                                                                         2000               2000
                                                                   ---------------    ---------------
Assets:
Cash                                                               $           976    $         1,559
Receivables                                                                 33,534             33,952
Inventories                                                                 45,980             42,684
Prepaid and other current assets                                             2,815              4,232
                                                                   ---------------    ---------------
            Total current assets                                            83,305             82,427
Property, plant  and equipment - at cost                                    80,628             78,258
Less accumulated depreciation                                              (39,232)           (37,629)
                                                                   ---------------    ---------------
            Property, plant and equipment - net                             41,396             40,629
Other assets                                                                14,799             14,693
                                                                   ---------------    ---------------
            Total assets                                           $       139,500    $       137,749
                                                                   ===============    ===============

Liabilities and shareholders' equity:
Short-term borrowings                                              $        16,269    $         6,556
Accounts payable                                                            22,423             25,597
Other current liabilities                                                    7,596             10,459
                                                                   ---------------    ---------------
            Total current liabilities                                       46,288             42,612
Long-term debt                                                              51,678             52,621
Postretirement and other benefits                                           15,571             15,864
Shareholders' equity:
Common stock, $.01 par value; 15,000,000 shares
  authorized, 7,532,250 shares issued                                           75                 75
Additional paid-in capital                                                  25,384             25,371
Retained earnings (as restated, see Note 7)                                 10,826             10,873
Accumulated other comprehensive income (loss) (as
restated, see Note 7)                                                       (4,678)            (4,023)
Less treasury stock, 1,164,750 shares, at cost                              (5,644)            (5,644)
                                                                   ---------------    ---------------
            Total shareholders' equity                                      25,963             26,652
                                                                   ---------------    ---------------
            Total liabilities and shareholders' equity             $       139,500    $       137,749
                                                                   ===============    ===============

            See notes to condensed consolidated financial statements

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              Six Months Ended September 30,
                                                              ------------------------------
                                                                 2000               1999
                                                           ---------------    ---------------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
   Net income                                              $           592    $         2,306
   Adjustments to reconcile net income to cash
   provided by (used in) operating activities:

     Depreciation and amortization                                   2,059              1,756
     Foreign currency transaction adjustment                            32               --
     Deferred directors' fees                                           12                 10
     Changes in operating assets and liabilities:
        Accounts receivable                                             75             (4,206)
        Inventory                                                   (3,701)              (987)
        Accounts payable                                            (2,881)             2,745
        Accrued expenses and other                                  (1,841)            (2,649)
                                                           ---------------    ---------------
   Net cash (used in) operating activities                          (5,653)            (1,025)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:

   Additions to property, plant and equipment                       (2,874)            (1,245)
   Acquisition of Alkar                                               (137)              --
   Sale of assets                                                     --               14,642
                                                           ---------------    ---------------
   Net cash (used in) provided by investing activities              (3,011)            13,397

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:

   Payment of term loans                                            (1,470)            (1,335)
   Proceeds from line of credit                                     95,255             76,568
   Payments of line of credit                                      (85,047)           (85,254)
   Payments of dividends                                              (639)              --
   Treasury stock acquisition                                         --                 (317)
                                                           ---------------    ---------------
     Net cash provided by (used in) financing activities             8,099            (10,338)

Net (decrease) increase  in cash                                      (565)             2,034
Effect of exchange rates on cash                                       (18)                18
Cash at beginning of period                                          1,559                399
                                                           ---------------    ---------------
Cash at end of period                                      $           976    $         2,451
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

         The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the audited consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended March 31, 2000.

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

NOTE 4.  INVENTORIES

Inventories are classified as follows:

                     September 30,        March 31,
                     -------------        ---------
                          2000              2000
                    ---------------   ---------------
(In thousands)
Raw Materials       $        22,585   $        21,257
Work-in-process              15,614            14,527
Finished goods                7,781             6,900
                    ---------------   ---------------
Total inventories   $        45,980   $        42,684
                    ===============   ===============

 NOTE 5.  COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) is comprised of net income and foreign currency translation adjustments for the period. Translation adjustments were $(0.3) million and $0.1 million for the three months ended September 30, 2000 and 1999, respectively and $(0.7) million and $0.5 million for the six months ended September 30, 2000 and 1999, respectively. Total comprehensive income
(loss) for the three months ended September 30, 2000 and 1999 was $(0.4) million and $1.3 million, respectively. Total comprehensive income (loss) for the six months ended September 30, 2000 and 1999 was $(0.1) million and $2.8 million, respectively.

NOTE 6.  DEBT

         Effective at the end of September 2000, the Company amended its primary lending arrangement to provide additional borrowing availability on new capital purchases under the existing maximum borrowing capability of $70 million. The term was extended through April 1, 2004. At September 30, 2000, $49.4 million was outstanding.

NOTE 7.  RESTATEMENT

         Subsequent to the issuance of its fiscal year 2000 statements, the Company restated its financial statements for the years ended March 31, 1999 and 1998, as discussed in Note 12 to the consolidated financial statements included in the Company's Form 10-K/A for the year ended March 31, 2000. The effects of the restatement on the balance sheets as of September 30, 2000 and March 31, 2000 follows (in thousands):

                                                                       September 30, 2000                 March 31, 2000
                                                                       ------------------                 --------------
                                                                       As              As               As               As
                                                                       --              --               --               --
                                                                   Previously       Restated        Previously        Restated
                                                                   ----------       --------        ----------        --------
                                                                    Reported                         Reported
                                                                    --------                         --------
Retained earnings                                                      $9,492         $10,826            $9,539        $10,873
Accumulated other comprehensive income (loss)                         ($3,679)        ($4,678)          ($3,024)       ($4,023)

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

Results of Operations
---------------------
         The following table presents the Company's results of operations as a percentage of net sales:

                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                SEPTEMBER 30,               SEPTEMBER 30,
                                             2000          1999          2000          1999
Net sales                                   100.0%        100.0%        100.0%        100.0%
Cost of sales                                90.4          87.4          89.8          87.8
                                       ----------------------------------------------------
Gross profit                                  9.6          12.6          10.2          12.2
Selling, general, and administrative
  expenses                                    7.8           6.9           7.3           7.0
Interest expense                              2.2           1.7           2.1           1.6
                                       ----------------------------------------------------
Income (loss) before income taxes            -0.4           4.0           0.8           3.6
Income tax expense (benefit)                 -0.1           1.5           0.3           1.3
                                       ----------------------------------------------------
Net income (loss)                            -0.3%          2.5%          0.5%          2.3%
                                       ----------------------------------------------------


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

         For the six months ended September 30, 2000, net sales of $116.5 million were $15.6 million higher than the $100.9 million for the comparable period of the prior year, again reflecting the addition of Alkar. Volume of tons shipped increased 15.2%, accounting for $15.3 million of revenue increase. Slightly higher price per ton increased sales by $.3 million. Adjusting sales to remove the Alkar-related activity, net sales increased $1.8 million, or 1.8%, on 2.5% increased tonnage.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
There have been no defaults upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         (a) The Company's Annual Meeting of Shareholders for 2000 was held on July 28, 2000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit Number and Description

                  (10)(a) Fourth Amended and Restated Credit and Security Agreement between GMAC Commercial Credit LLC and the Company dated September 29, 2000 which amended and restated the Third Amended and Restated Credit Facility and Security Agreement previously filed as Exhibit (10)(a) to the Company's 1998 Annual Report on Form 10-K filed on June 25, 1998. Previously filed as an exhibit to the Company's Form 10-Q filed November 13, 2000.

                  (27)     Financial Data Schedule. Filed herein.

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

                                    Cold Metal Products, Inc.
                                              (Registrant)
                                    /s/ Raymond P. Torok
                                    --------------------
                                    Raymond P. Torok
                                    President, Chief Executive Officer


                                    /s/ Joseph C.  Horvath
                                    --------------------
                                    Joseph C. Horvath
                                    Vice-President, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

December 1, 2000