Form 10-Q
period 2000-12-31
COLD METAL PRODUCTS INC
filed 2001-02-14
CIK 918653

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 2000

                        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

    For the transition period from ___________________to____________________


                         Commission file number 1-12870

                            COLD METAL PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

NEW YORK                                                   16-1144965
(State or other jurisdiction of incorporation or            (I.R.S. Employer
organization)                                              Identification No.)

2200 GEORGETOWN DRIVE, SUITE 301, SEWICKLEY, PENNSYLVANIA     15143
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

Number of shares of Common Stock outstanding as of January 31, 2001:  6,384,491

                            COLD METAL PRODUCTS, INC.
                                  SEC FORM 10-Q
                         Quarter Ended December 31, 2000


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............................9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................................12

PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings ............................................................................................12
Item 2.   Changes in Securities.........................................................................................12
Item 3.   Defaults Upon Senior Securities...............................................................................12
Item 4.   Submission of Matters to a Vote of Security Holders...........................................................12
Item 5.   Other Information.............................................................................................12
Item 6.   Exhibits and Reports on Form 8-K..............................................................................12
Signatures..............................................................................................................12

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         Three Months Ended           Nine Months Ended
                                                         ------------------           -----------------
                                                            December 31                  December 31
                                                            -----------                  -----------
                                                       2000           1999           2000           1999
                                                       ----           ----           ----           ----

 Net sales                                       $    48,488    $    49,305    $   164,978    $   150,201
 Cost of sales                                        46,908         43,303        151,500        131,838
                                                 -----------    -----------    -----------    -----------
 Gross profit                                          1,580          6,002         13,478         18,363

 Selling, general, and administrative expenses         4,436          3,836         12,932         10,869
 Special charges                                         915           --              915           --
 Interest expense                                      1,305            896          3,771          2,554
                                                 -----------    -----------    -----------    -----------
 (Loss) income before income taxes                    (5,076)         1,270         (4,140)         4,940
 Income tax (benefit) expense                         (1,888)           468         (1,544)         1,832
                                                 -----------    -----------    -----------    -----------
 Net (loss) income                               $    (3,188)   $       802    $    (2,596)   $     3,108
                                                 ===========    ===========    ===========    ===========
 Basic and diluted net (loss) income per share
                                                 $     (0.50)   $      0.13    $     (0.41)   $      0.49
                                                 ===========    ===========    ===========    ===========

 Weighted average shares outstanding:
 Basic                                             6,391,962      6,367,500      6,391,481      6,395,364
                                                 ===========    ===========    ===========    ===========
 Diluted                                           6,391,962      6,413,158      6,391,481      6,428,403
                                                 ===========    ===========    ===========    ===========


                 See notes to consolidated financial statements.

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                   December 31,            March 31,
                                                                                   ------------            ---------
                                                                                       2000                   2000
                                                                                       ----                   ----
 Assets:
 Cash                                                                              $    1,534            $    1,559
 Receivables                                                                           27,160                33,952
 Inventories                                                                           42,259                42,684
 Prepaid and other current assets                                                       1,040                 4,232
                                                                                   ----------            ----------
             Total current assets                                                      71,993                82,427
 Property, plant  and equipment - at cost                                              79,982                78,258
 Less accumulated depreciation                                                        (39,083)              (37,629)
                                                                                   ----------            ----------
             Property, plant and equipment - net                                       40,899                40,629
 Other assets                                                                          17,523                14,693
                                                                                   ----------            ----------
             Total assets                                                          $  130,415            $  137,749
                                                                                   ==========            ==========

 Liabilities and shareholders' equity:
 Short-term debt                                                                   $   66,254            $    6,556
 Accounts payable                                                                      16,837                25,597
 Other current liabilities                                                              7,568                10,459
                                                                                   ----------            ----------
             Total current liabilities                                                 90,659                42,612
 Long-term debt                                                                         1,801                52,621
 Postretirement benefits                                                               15,444                15,864
 Shareholders' equity:
 Common stock, $.01 par value; 15,000,000 shares
   authorized, 7,532,250 shares issued                                                     75                    75
 Additional paid-in capital                                                            25,383                25,371
 Retained earnings                                                                      7,320                10,873
 Accumulated other comprehensive income                                                (4,623)               (4,023)
 Less treasury stock, 1,164,750 shares, at cost                                        (5,644)               (5,644)
                                                                                   ----------            ----------
             Total shareholders' equity                                                22,511                26,652
                                                                                   ----------            ----------
             Total liabilities and shareholders' equity                              $130,415              $137,749
                                                                                   ==========            ==========


                 See notes to consolidated financial statements

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                      -----------------
                                                                                         December 31,
                                                                                         ------------
                                                                                   2000                 1999
                                                                                   ----                 ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                           $(2,596)              $3,108
    Adjustments to reconcile net income to cash
    provided by (used in) operating activities:
      Depreciation and amortization                                               3,056                2,606
      Special charges                                                               747                  ---
      Foreign currency transaction adjustment                                        35                  ---
      Deferred directors' fees                                                       12                   10
      Deferred income taxes                                                      (1,739)                 265
      Changes in operating assets and liabilities:
         Accounts receivable                                                      6,484               (3,100)
         Inventory                                                                  (90)              (4,822)
         Accounts payable                                                        (8,502)               2,626
         Accrued expense and other                                               (1,142)              (1,772)
                                                                        ----------------     ----------------
      Net cash used in operating activities                                      (3,735)              (1,079)
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                   (4,040)              (1,977)
    Acquisition of Alkar                                                           (137)                ---
    Sale of assets                                                                  ---               15,153
                                                                        ----------------     ----------------
      Net cash provided by (used in) investing activities                        (4,177)              13,176
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of term loans                                                       (2,219)              (2,315)
    Proceeds from lease financing transaction                                       ---                2,076
    Proceeds from debt                                                          138,753              111,383
    Payments of debt                                                           (127,656)            (122,573)
    Payment of dividends                                                           (957)                (318)
    Treasury stock acquisition                                                      ---                 (317)
                                                                        ----------------     ----------------
      Net cash provided by (used in) financing activities                         7,921              (12,064)
 Net increase in cash                                                                 9                   33
 Effect of translation adjustment                                                   (34)                  38
 Cash at beginning of period                                                      1,559                  399
                                                                        ----------------     ----------------
 Cash at end of period                                                           $1,534                 $470
                                                                        ================     ================


                 See notes to consolidated financial statements.

                            COLD METAL PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  OPINION OF MANAGEMENT

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Cold Metal Products, Inc. and Subsidiaries (the Company) as of December 31, 2000 and March 31, 2000, the results of operations for the three month and nine month periods ended December 31, 2000 and 1999, and changes in cash flows for the nine months ended December 31, 2000 and 1999. The results of operations for the periods ended December 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

         In September 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs", which is to become effective for the Company no later than the fourth quarter of fiscal 2001. EITF 00-10 provides that all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods sold and should be classified as revenue. The Company currently nets freight revenues against freight expenses within cost of sales. The Company is currently evaluating the requirements and effects of EITF 00-10, and estimates that implementation will result in an increase of revenues of approximately 1% to 2% with a corresponding increase in cost of sales for the same amount. There will be no effect on the dollar amount of the Company's gross profit or net income.

         Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE 2.  ACQUISITION

          Effective March 31, 2000, the Company acquired all the outstanding stock of Alkar Steel Corporation ("Alkar"), a privately held steel service center located in Detroit, Michigan, for a purchase price of approximately $14.2 million, including debt of $5.5 million that was paid at closing. The purchase price was funded under the Company's existing credit facilities. The acquisition was accounted for as a purchase and, accordingly, assets and liabilities were recorded at estimated fair values. The preliminary allocation of purchase price resulted in goodwill of approximately $5.9 million, which is being amortized over 20 years.

          Unaudited pro forma information has been derived from the Company's income statements for the three and nine months ended December 31, 1999 and adjusts the income statements information to give effect as if the acquisition had occurred on April 1, 1999. The pro forma information is presented for informational purposes only and does not purport to be indicative of the results of operations that actually would have resulted if the acquisition had been consummated on April 1, 1999, nor which may result from future operations. Unaudited pro forma consolidated results of operations reflect net sales of $55.9 million, net income of $.6 million and basic net earnings per share of $.09 for the three months ended December 31, 1999. For the nine months ended December 31, 1999, unaudited pro forma consolidated results of operations reflect net sales of $170.7, net income of $3.1 million and basic net earnings per share of $0.48.

NOTE 3.  RESULTS OF FOREIGN OPERATIONS

         The Company operates in one business segment, intermediate steel processing. The Company derived revenues from customers in the United States of approximately $34.3 million and $32.9 million during the three months ended December 31, 2000 and 1999 and $119.3 million and $102.9 million during the nine months ended December 31, 2000 and 1999. The remainder of the Company's revenues are related to customers and operations in Canada.

 NOTE 4.  INVENTORIES

                                 December 31, 2000                March 31, 2000
                                 -----------------                --------------
                                                  (In thousands)

 Raw Materials                            $20,623                        $21,257
 Work-in-process                           12,346                         14,527
 Finished goods                             9,290                          6,900
                                          --------------------------------------
 Total inventories                        $42,259                        $42,684
                                          ======================================

NOTE 5. COMPREHENSIVE INCOME

         Comprehensive income (loss) is comprised of net income and foreign currency translation adjustment for the period. Translation adjustments were $55,000 and $340,000 for the three months ended December 31, 2000 and 1999, respectively and $(600,000) and $877,000 million for the nine months ended December 31, 2000 and 1999, respectively. Total comprehensive income (loss) for the three months ended December 31, 2000 and 1999 was $(3.1) million and $1.1 million, respectively. Total comprehensive income (loss) for the nine months ended December 31, 2000 and 1999 was $(3.2) million and $4.0 million, respectively.

NOTE 6. DEBT

         As of December 31, 2000, short-term debt included $50.0 million of borrowings under a committed revolving credit facility, and $16.1 million of borrowings under a term loan. The Company was in non-compliance with certain financial ratios contained in the revolving credit and term loan agreements that pertain to minimum net worth and financial leverage measurements. The Company is in discussions with its senior lenders and expects to reach an agreement that amends these financial covenants to take into consideration prevailing market conditions. Unless and until such time that the borrowing agreements are satisfactorily amended, management is reporting such obligations as current in recognition of the senior lenders' ability to demand repayment of the outstanding obligations during a period that any such covenants have been violated.

         Subject to the lenders' rights resulting from covenant breaches referred to above, the Company's revolving credit agreement, as amended, provides maximum borrowing capability of $70 million. The agreement by its terms extends through April 1, 2004.

NOTE 7.  SPECIAL CHARGES

         During November, 2000 the Company ceased rolling and annealing activity at its New Britain, Connecticut facility as part of its efforts to rationalize capacity consistent with current market conditions. As a result, the Company recognized a $.9 million charge in the quarter ended December 31, 2000 primarily related to the impairment of idled equipment.

ITEM 2.

COLD METAL PRODUCTS,  INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of financial condition and results of operations during the periods included in the accompanying consolidated financial statements and should be read in conjunction with the annual financial statements.

RESULTS OF OPERATIONS
         The following table presents the Company's results of operations as a percentage of net sales:


                                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                  DECEMBER 31,                          DECEMBER 31,
                                                              2000               1999              2000               1999
Net sales                                                   100.0%             100.0%            100.0%             100.0%
Cost of sales                                                96.7%              87.8%             91.8%              87.8%
                                                            --------------------------------------------------------------
Gross profit                                                  3.3%              12.2%              8.2%              12.2%
Selling, general, and administrative
 expenses                                                     9.2%               7.8%              7.8%               7.2%
Special charges                                               1.9%                ---              0.6%                ---
Interest expense                                              2.7%               1.8%              2.3%               1.7%
                                                            --------------------------------------------------------------
Income (loss) before income taxes                          (10.5)%               2.6%            (2.5)%               3.3%
Income taxes (benefit) expense                              (3.9)%               1.0%            (0.9)%               1.2%
                                                            --------------------------------------------------------------
Net income (loss)                                           (6.6)%               1.6%            (1.6)%               2.1%
                                                            ==============================================================

         Net sales for the three months ended December 31, 2000 were $48.5 million, a decrease of $.8 million or 1.7% less than the Company's net sales for the corresponding period ended December 31, 1999, including the additional volume from Alkar which was acquired March 31, 2000. Volume of tons shipped increased slightly at .2%, which accounted for $.1 million of revenue increase. This was more than offset by $.9 million effect of lower priced product mix. Adjusting sales to remove the Alkar-related activity, net sales decreased $6.1 million, $4.7 million from volume and $1.4 million from lower priced product mix. Declining demand, particularly in the automotive sector, greatly impacted sales for the current quarter period.

         For the nine months ended December 31, 2000, net sales of $165.0 million were $14.8 million higher than the $150.2 million for the comparable period of the prior year, which reflected the effect of additional volume from Alkar. On a comparable location basis, year to date net sales were down $4.3 million, or 2.9%. Lower volume levels accounted for $2.2 million of sales decrease and lower revenue mix accounted for $2.1 million of sales decrease. The decline in demand in the third quarter also impacted the year to date results.

         Gross profit for the three months ended December 31, 2000 was $1.6 million or 3.3% of net sales, a $4.4 million decrease over the three months ended December 31, 1999. Gross profit for the nine months ended December 31, 2000 was $13.5 million, or 8.2% of net sales, compared to $18.4 million, or 12.2% of net sales, for the nine months ended December 31, 1999. The primary factors affecting gross margins were weaker market conditions, particularly in the month of December 2000, the impact of resulting low activity levels, especially in relation to the high fixed cost operating structure that management is focusing efforts to reduce, and continued liquidation of higher cost inventories acquired in the first quarter of the fiscal year. In addition, provisions for inventory valuation reserve of $.5 million and an environmental remediation reserve of $.3 million contributed to the gross margin decreases in the same periods.

         The Company adopted and has begun to implement plans to rationalize capacity and concentrate manufacturing at the facilities most efficient for customer needs. In conjunction with this strategy, the Company has ceased rolling and annealing activity at its New Britain, Connecticut facility, and the plant will perform only certain slitting and finishing operation. As a result of this change, the three month and nine month periods ended December 31, 2000 reflected a $.9 million special restructuring charge that relates principally to the provision for excess carrying values of impaired assets. The Company continues to evaluate its operating structure as part of its strategic redirection and future periods may include additional restructuring charges.

         Selling, general and administrative costs of $4.4 million for the three months ended December 31, 2000 represented 9.2% of net sales; selling and administrative costs for the three months ended December 31, 1999 were $3.8 million, or 7.8% of net sales. For the nine month period ended December 31, 2000, selling and administrative costs were $12.9 million, or 7.8% of net sales, compared to $10.9 million, or 7.2% of net sales for the nine months ended December 31, 1999. The increase primarily reflected the addition of Alkar costs.

         Interest expense was $1.3 million, or 2.7% of net sales for the three months ended December 31, 2000 as compared to $.9 million or 1.8% of net sales for the three months ended December 31, 1999. For the nine months ended December 31, 2000, interest expense was $3.8 million, or 2.3% of net sales, compared to $2.6 million, or 1.7% of net sales for the nine month period ended December 31, 1999. Higher expense was primarily attributable to the additional indebtedness related to the Alkar acquisition, as well as higher market interest rates.

         Income (loss) before taxes was $(5.1) million, or (10.5)% of net sales for the three months ended December 31, 2000, compared to $1.3 million, or 2.6% of net sales for the three months ended December 31, 1999. For the nine months ended December 31, 2000, income (loss) before taxes was $(4.1) million, or (2.5)% of net sales, compared to $4.9 million, or 3.3% of net sales for the nine months ended December 31, 1999.

         Income tax expense (benefit) for the three months ended December 31, 2000 was $(1.9) million, or (3.9)% of net sales compared to $.5 million, or 1.0% of net sales for the three months ended December 31, 1999. Tax expense (benefit) for the nine months ended December 31, 2000 was $(1.5) million, or (.9)% of net sales, compared to $1.8 million, or 1.2% of net sales for the nine months ended December 31, 1999. The effective tax rate was an 37.2% for the three months ended December 31, 2000, compared to 36.9% for the three months ended December 31, 1999. For the nine months ended December 31, 2000, the effective tax rate was 37.3%, compared to 37.1% for the nine months ended December 31, 1999.

         Net income (loss) for the three months ended December 31, 2000 was $(3.2) million, or $(.50) per share as compared to $.8 million, or $.13 per share for the three months ended December 31, 1999. Net income (loss) for the nine months ended December 31, 2000 was $(2.6) million, or $(.41) per share compared to $3.1 million or $.49 per share for the nine months ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended December 31, 2000, operating activities used $3.7 million in cash, compared to cash used of $1.1 million for the nine months ended December 31, 1999. Net loss for the first nine months of fiscal 2001, adjusted for depreciation and special charges, used approximately $.5 million, with the remaining $3.2 million use of cash associated with operations being applied to fund working capital changes. This compares with $6.0 million of cash provided from net income, adjusted for non-cash items, and $7.1 million of cash applied to working capital changes during the comparable period in fiscal 2000.

         Cash consumed by investing activities, principally reflecting the acquisition of capital assets, was $4.2 million and $2.0 million for the nine months ended December 31, 2000 and 1999, respectively. In fiscal 2000, the Company received $15.2 million in proceeds from the divestiture of certain Canadian service center operations.

         Net cash flows provided by financing activities of $7.9 million for the nine months ended December 31, 2000, were used to finance operating activities and fixed asset investments, while for the nine months ended December 31, 1999 the Company applied net cash of $12.1 million to financing activities primarily by reducing its borrowings with the proceeds from the sale of certain Canadian service centers.

         Following a period of significant growth, the Company has recently experienced significant weakening in market conditions, particularly during the quarter ended December 31, 2000. Operating results have been affected by the Company's inability to pass on to its customers material price increases absorbed by the Company during the first quarter as well as the more recent and fairly sudden decline in market demand. At the present time, management believes that current market conditions will prevail into the second half of calendar 2001 and steps have been taken to reduce the Company's investment in working capital. Management is also examining ways to match production capacity with current levels in market demand. Accordingly, during this time the Company will continue to be dependent upon its credit facilities to support operating and capital asset financing needs. The Company's primary lending arrangement provides up to a maximum of $70 million of borrowing availability, of which $50.0 million was outstanding at December 31, 2000. As of December 31, 2000, the Company was in violation with certain financial ratios contained in the revolving credit and term loan agreements that pertain to minimum net worth and financial leverage measurements. The Company is in discussions with its senior lenders and expects to reach an agreement that amends these financial covenants to take into consideration prevailing market conditions.

FORWARD-LOOKING INFORMATION

         This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, general business and economic conditions, competitive factors such as availability and pricing of steel, changes in customer demand, work stoppages by customers, potential equipment malfunctions, changes in borrowing terms, or other risks and uncertainties discussed in the Company's 10K report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         The Company's major market risk exposure is in the areas of possible fluctuations in interest rates as they relate to its variable rate debt and Canadian dollar currency rate fluctuations as they relate to U.S. dollar debt carried on the books of the Canadian subsidiary. The Company does not enter into derivative financial investments for trading or speculation purposes. The Company would be sensitive to a 10% market rate change in interest rate in the approximate after-tax amount of $.2 million. The Company would be sensitive to a 10% change in Canadian currency exchange rate in the approximate after-tax amount of $.4 million. As a result, the Company believes that its market risk exposure is not material to the company's financial position, liquidity or results of operations.

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

                                   Cold Metal Products, Inc.
                                       (Registrant)

                                   /s/ Raymond P. Torok
                                   ----------------------
                                   Raymond P. Torok
                                   President, Chief Executive Officer

                                   /s/ Joseph C.  Horvath
                                   ----------------------
                                   Joseph C. Horvath
                                   Vice-President, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

February 14, 2001