Form 10-K
period 2001-03-31
COLD METAL PRODUCTS INC
filed 2001-06-29
CIK 918653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended March 31, 2001. Commission file number    1-12870  .

COLD METAL PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

New York	16-1144965

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2200 Georgetown Drive, Suite 301, Sewickley, Pennsylvania	15143

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (724) 933-3445

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares	American Stock Exchange
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
YES   X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

The aggregate market value of the voting common shares, $.01 par value, held by non-affiliates of the registrant as computed by reference to the closing price on the American Stock Exchange on June 12, 2001 was $3,402,489.

The number of shares of Registrant’s Common Stock, par value $.01 per share, outstanding as of June 12, 2001 was 6,384,491.

DOCUMENTS INCORPORATED BY REFERENCE

Select portions of the 2001 Proxy Statement of Cold Metal Products, Inc. are incorporated by reference into Part III of this Form 10-K to the extent provided herein.

COLD METAL PRODUCTS, INC.

FORM 10-K — Fiscal Year Ended March 31, 2001

			DESCRIPTION	PAGE

PART I	Item	1	Business	3

		2	Properties	8

		3	Legal Proceedings	8

		4	Submission of Matters to a Vote of Security Holders	8

		4A	Executive Officers of the Registrant	9

PART II	Item	5	Market and Dividend Information	10

		6	Selected Consolidated Financial Data	11

		7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

		7A	Quantitative and Qualitative Disclosures About Market Risk	16

		8	Financial Statements and Supplementary Data	17

		9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	38

PART III	Item	10	Directors and Executive Officers of the Registrant	38

		11	Executive Compensation	38

		12	Security Ownership of Certain Beneficial Owners and Management	38

		13	Certain Relationships and Related Transactions	38

PART IV	Item	14	Exhibits, Financial Statement, Schedules and Reports on Form 8-K	38

			Signatures	41

PART I

Item 1. Business

General

      Cold Metal Products, Inc. together with its wholly owned subsidiaries (collectively referred to herein as the “Company”) is a corporation organized in 1980 under the laws of the State of New York. The Company is a leading intermediate processor of flat-rolled steel engineered to meet the critical requirements of precision parts manufacturers. As an intermediate processor of flat-rolled steel, the Company purchases coils of rolled steel from primary producers and in some cases from other intermediate steel processors, for further processing using techniques such as cold-rolling, annealing, normalizing, edge-conditioning and oscillate-winding, as well as more basic services of slitting and cutting to length. The Company’s products include strip steel for specialty and conventional applications, and to a lesser extent, processed sheet steel. “Specialty” strip is highly engineered to meet customer needs in precision parts manufacturing while “conventional” strip is supplied to high-volume manufacturers whose purchasing criteria emphasize quality, price and service rather than unique specifications.

      Production and distribution of specialty, conventional strip steel and processed sheet steel comprises a single segment of the intermediate steel processing industry, involving inter-related equipment, technology and raw materials. Accordingly, the Company operates in one industry segment.

Products and Services

      An intermediate processor of flat-rolled steel, the Company purchases coils of rolled steel from primary producers and processes the steel using techniques such as cold-rolling, annealing and normalizing to alter the gauge thickness and physical properties of the material to permit its use in other manufacturing activities. The Company also performs other highly specialized operations to strip steel, including edge-conditioning and oscillate-winding, as well as the more basic services of slitting and cutting to length. The Company processes and markets over 50 grades of steel, including grades that are custom-designed to meet special customer and application requirements. Product grades include specialty, ultra-low, high and very high carbon steel, alloy, high strength-low alloy and both 300 and 400 series stainless, as well as low and medium carbon commodity grades of steel. The Company has decided to discontinue the full process manufacturing of stainless steel, and it is expected that such processing will be completely suspended and all customer commitments will be fulfilled during the third quarter of fiscal 2002.

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

      Specialty strip products are highly engineered and customized, processed from flat-rolled coils of steel meeting exacting specifications in multiple rolling, annealing and finishing operations. Specialty strip is used in the manufacture of a variety of products, including bearings, cutting tools and chain saw blades, tape measures, high-tolerance springs and pen clips. Specialty strip production takes place principally at the Company’s Indianapolis, Indiana, New Britain, Connecticut, and Youngstown, Ohio, plants. Conventional strip products are generally used in high-volume manufacturing applications that typically have stringent quality requirements. Customer purchasing decisions are usually based on prices offered by processors who can meet those requirements. Conventional strip product applications are used in the manufacture of such products as seat belt parts, transmission parts, industrial chains, door hinges, drawer slides, golf club shafts and other products. Conventional strip production takes place principally at the Company’s Ottawa, Ohio and Hamilton, Ontario plants. The Company’s subsidiary, Alkar Steel Corporation (“Alkar”), located in Roseville, Michigan, distributes principally to the automotive industry both specialty and conventional strip products produced at the Company’s facilities or purchased from others.

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

      The principal processing techniques and the related equipment of the Company — rolling, annealing, slitting, oscillate-winding and finishing — are described below:

•	Cold-rolling is the process of rolling steel to a specified thickness, temper and finish. Most strip-rolling is performed on reversing mills of three major types: 4-High, 6-High and cluster mills (or “Z-mills”). The Company utilizes all three types.

•	Annealing is a thermal process, which changes the hardness and certain metallurgical characteristics of steel. The most common means of softening strip steel for further processing or customer use is by annealing (heating and cooling) stacks of wound coils of strip steel in batch furnaces. All of the Company’s strip mills are equipped for batch annealing. The Company is one of only two domestic strip producers to operate continuous annealing lines, which soften the strip steel by uncoiling the strip and passing it through a long temperature-controlled furnace to produce more uniform and grain-normalized properties in the strip. The Company believes it is the only North American producer to perform continuous annealing of high carbon and alloy steel grades.

•	Slitting is the cutting of steel to specified widths and is performed at all of the Company’s facilities. Coils of fully-processed strip or wide sheet coil are unwound, passed through rotary slitting knives and rewound in narrow-width coils as required by customer specifications.

•	Oscillate-winding is a means of producing exceptionally long lengths of narrow strip steel by winding consecutive coils, much like thread is wound on a spool. This operation can be performed after slitting or, at a lower cost, on a multiple head-slitting and oscillate-winding line.

•	Several finishing operations are performed by the Company, including coating and edge-conditioning. Coating is performed internally on an electro-galvanizing line at the Youngstown facility and by outside vendors for other platings or paints as needed to meet a given customer’s needs. Edge-conditioning is the conditioning of edges of processed steel into square, full-round or partially-round shapes by rolling and skiving and is done at several of the Company’s plants.

Recent Developments

      As part of its efforts to rationalize capacity with current market conditions during the second half of fiscal 2001, the Company restructured its manufacturing operations by adopting a plan to discontinue manufacturing at its New Britain, Connecticut facility and reduce the size of its Hamilton, Ontario facility workforce. These actions will result in the total overall termination of approximately 125 salaried and hourly employees when fully implemented.

On March 31, 2000, the Company acquired all of the outstanding common stock of Alkar in a business combination accounted for as a purchase transaction. Alkar’s business activities consist of a steel service center operating in the Detroit, Michigan area. Prior to its acquisition by the Company it had been a significant customer for the Company’s specialty and conventional strip steel products. Alkar employs approximately 65 people.

Effective March 30, 1999, the company disposed of its steel service centers in Hamilton and Concord, Ontario, Canada, which prior to their disposition employed approximately 100 people and engaged in slitting of steel, primarily for the automotive and industrial goods markets. After the disposition of the two service centers in Hamilton and Concord, the Company’s only remaining Canadian steel service center is in Montreal, Quebec, Canada.

In the fourth quarter of the fiscal year ended March 31, 1999, management of the Company’s business operations was restructured to provide for significant autonomy and accountability at each geographic business unit that collectively comprise a single segment of the intermediate steel processing industry. Corporate management now concentrates on overall business strategy, decisions regarding executive personnel, major capital projects, leveraged procurement opportunities and financial evaluation of performance of the business units. This restructuring has also enabled corporate supply chain directives that maximize the utilization of inter-related equipment, technology and raw materials within each geographic region of the Company’s operations.

Raw Materials

      The primary raw materials used in the Company’s operations are hot-rolled and cold-rolled steel coils. Currently, the Company obtains steel for processing from a number of primary steel producers, and to a lesser extent, from other intermediate steel processors. The Company has developed cooperative relationships with its principal suppliers, primarily domestic integrated steel producers, that the Company believes will enable it to assure itself of the availability of steel. The Company has also developed supply relationships with several primary steel producers outside of the U.S. and Canada. Over the Company’s last three fiscal years, approximately 10% of its steel requirements were purchased from foreign suppliers. The Company’s ability to acquire steel from sources outside the U.S. and Canada affords it access to certain grades required for its specialty strip production and, the Company believes, can afford substantial protection in the event of limited steel supply in North America.

      The Company’s largest component of cost of sales is raw material costs. These costs can vary over time due to changes in steel pricing which the Company attempts to pass on as market conditions or contractual pricing agreements permit. In periods of changing steel prices, however, reductions in the Company’s raw material costs may lag behind pressure on the Company’s prices or increases in raw material costs may precede increases in the Company’s prices, temporarily compressing the Company’s profit margins.

Patents and Trademarks

      The Company has no patents material to its business. With respect to trademarks, the Company has developed and produces the UniForm® series of specialty strip products and also has developed a proprietary LaserMatte® finish utilizing laser texturing technology. These products help customers solve problems in their manufacturing processes and include:

Product	Application

UniForm® 100	Magnetic shielding and relay applications

UniForm® 200	Extra-deep drawn parts

UniForm® 300	Cut-shaped parts

UniForm® 500	Severely bent or stretched formed parts

UniForm® 700	Pre-hardened flat parts

UniForm® 800	High-strength parts requiring high ductility

Lasermatte®	Laser-generated surface finish for deep drawing, friction and enhanced bonding applications

Seasonality

      The Company normally experiences lower levels of net sales in the months of July, November and December, due primarily to holiday periods and customer plant shutdowns; however, volume levels are significantly affected by general economic conditions.

Working Capital Requirements

      The Company generally maintains its inventory of raw materials at levels that it believes are sufficient to satisfy the anticipated needs of its customers based on historic buying practices and market conditions. The Company believes that its practices are comparable to other companies in the intermediate steel processing industry. The Company believes that cash generated from operations and from borrowing under its committed revolving line of credit facility provide adequate cash for the Company’s working capital requirements.

Customers

      The Company sells its products primarily in the automotive, construction, cutting tools, consumer goods and industrial markets and to specialty steel distributors. During the fiscal year ended March 31, 2001, 45% of the Company’s net sales were to the automotive market. These sales are primarily to manufacturers who produce component parts for sale to automotive manufacturers and after-market parts suppliers. The balance of the Company’s net sales is almost equally divided among the other markets served.

      During the fiscal year ended March 31, 2001, the Company sold products to approximately 1,200 customers with the largest single customer, Borg Warner Automotive, Inc. together with its subsidiaries, accounting for approximately 12% of the Company’s net sales. During the fiscal year ended March 31, 2001, approximately 34% of the Company’s net sales were made pursuant to arrangements with customers that contemplate deliveries over a period of 12 months or more.

      For the fiscal year ended March 31, 2001, approximately 72% of the Company’s net sales were to customers in the U.S. and 28% were to customers in Canada. Less than 1% of the Company’s net sales, in each of its last three fiscal years, were derived from sales to customers outside the U.S. and Canada.

Backlog

      At March 31, 2001, the Company’s backlog was approximately $36 million compared with approximately $42.5 million at March 31, 2000. The decrease in backlog as of March 2001 reflected weakened market conditions. Management estimates that substantially all of the existing backlog will be shipped during the current fiscal year.

Competition

      The intermediate steel processing industry is highly competitive. The Company competes on the basis of quality, technical expertise, price and its ability to meet the delivery demands of its customers. Its principal competitors in the specialty strip market consist primarily of small, privately held concerns, many of which focus on certain grades, finishes or coatings. The Company’s competitors in the conventional strip market include Steel Technologies, Inc., Worthington Industries and Gibraltar Steel Corporation. Imported processed steel from Japan and Europe also competes with the Company’s strip steel products.

Compliance With Environmental Regulations

      The Company’s steel processing facilities are subject to many federal, state, provincial and local requirements relating to the protection of the environment, and the Company has made, and will continue to make, expenditures to comply with such provisions. The Company believes that its facilities are being operated in material compliance with these laws and regulations and does not believe that future compliance with such existing laws and regulations will have a material adverse effect on its results of operations or financial condition. Capital expenditures and expenses attributable to environmental control compliance were approximately $800,000 in fiscal 2001, which included anticipated environmental remediation costs of $500,000 related to the New Britain facility closure. Capital expenditures and expenses attributable to environmental control compliance are forecast to be approximately $350,000 in fiscal 2002 and $400,000 in fiscal 2003.

      The Company has retained the services of an environmental consultant who continuously reviews the Company’s operations to insure compliance with environmental laws and regulations. While the Company’s facilities are located on old industrial sites, and although some contamination has been discovered, based upon studies and reports conducted by the Company’s consultants, the Company believes it is unlikely that any of the sites will require the Company to incur material remediation costs.

Employees

      As of May 31, 2001, the Company employed a total of 574 people, consisting of 204 salaried, 289 union hourly, and 81 non-union hourly employees. The total employee count is down from 652 as of May 31, 2000 principally as a result of the reduction in force in connection with restructuring plans. An additional reduction of approximately 80 people is expected in the second fiscal quarter to complete the closure of the New Britain facility. The Company is a party to five collective bargaining agreements at four of its different manufacturing facilities and its Quebec service center. During the year ended March 31, 2001, the Company negotiated a contract extension through August 2005 at its Indianapolis, Indiana facility, and in June 2001 negotiated a contract extension through August 2004 at its Youngstown, Ohio facility. During the year ended March 31, 2000 the Company negotiated a contract extension through December 2004 at its Hamilton, Ontario facility, and in May 2000 entered into a five year contract with the employees of its Point Claire, Quebec service center. The Company believes its employee relations are good.

Item 2. Properties

      The following table sets forth the location, square footage and use of each of the Company’s principal production facilities as of March 31, 2001.

			Owned or
Location	Square Footage	Type of Facility	Leased (1)

Indianapolis, Indiana	147,000	Specialty and Conventional Strip production	Owned

Hamilton, Ontario	314,000	Conventional Strip production	Owned

New Britain, Connecticut	290,000	Specialty Strip production	Owned (2)

Ottawa, Ohio	145,000	Conventional Strip production	Owned

Pointe Claire, Quebec	45,000	Steel service center	Owned

Roseville, Michigan	58,000	Steel service center	Leased (3)

Youngstown, Ohio	430,000	Specialty Strip production	Owned

(1)	Each of the facilities owned by the Company is subject to the liens of financial institutions providing revolving and term loan credit facilities.

(2)	As of March 31, 2001 the Company had adopted a plan to discontinue specialty strip production at its New Britain, Connecticut facility. It is expected that such operations will be permanently idled during the second quarter of fiscal 2002, and the real estate will be available for sale at that time.

(3)	Leased under agreement for $300,000 per year payable to John M. Fayad, President of the Alkar Steel Corporation. Lease term expires March 31, 2003, subject to one three-year renewal option. Mr. Fayad owned the premises occupied by Alkar at the time of its acquisition by the Company and the terms of the lease were negotiated as a part of the acquisition transaction. The Company believes that the rental rate of approximately $5.18 per square foot basis net of taxes and utilities is consistent with fair market lease values for similar facilities in the Detroit metropolitan area.

      Changes in product mix result in significant variations in productive capacity of the Company’s facilities in any measurable period. The Company estimates that its facilities operated at an estimated 72% of productive capacity in fiscal 2001.

Item 3. Legal Proceedings

      As of March 31, 2001, no material legal proceedings were pending against the Company. Certain claims, suits and complaints arising in the ordinary course of the Company’s business have been filed or are pending against the Company. In the opinion of management, none of such claims, suits or complaints is material and in the aggregate, they will not have a material adverse effect on the Company’s results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no submissions of matters to a vote of the shareholders in the fourth quarter of the fiscal year ended March 31, 2001.

Item 4A. Executive Officers of the Registrant

      The following table lists the names, positions held and ages of all the executive officers of the Company:

Name	Age	Position with Company

Heidi A. Nauleau	44	Chairman of the Board of Directors

Raymond P. Torok	54	President and Chief Executive Officer

Joseph C. Horvath	46	Vice-President and Chief Financial Officer

Paul H. Eagle	46	Vice-President, Marketing

Paul M. Hoppe	49	Vice-President, Manufacturing

Executive officers are elected by the Board of Directors and serve at its discretion.

Heidi A. Nauleau is Chairman of the Company and a Director, having been elected to those positions in 1998 and 1993, respectively. Aarque Capital Corporation, a corporation controlled indirectly by Mrs. Nauleau and her parents, R. Quintus Anderson and Sondra R. Anderson, owns approximately 58% of the shares of Common Stock of the Company. Mrs. Nauleau is Chairman of The Aarque Companies, a group of corporations which are in businesses unrelated to the business of the Company and which are controlled by Aarque L. P., a limited partnership established by the Anderson family, including Mrs. Nauleau. Mrs. Nauleau joined The Aarque Companies in 1981 and has served in various capacities up to February 1996 when she was elected Chairman.

Raymond P. Torok is President and Chief Executive Officer of Cold Metal Products, Inc. since October 1998. He is also a Director of the Company, having been elected by the Board of Directors in October 1998 to fill the vacancy created by the resignation of James R. Harpster. Prior to joining the Company, he served as President and Chief Executive Officer of Philadelphia Gear Corporation from 1994 to 1998. From 1968 to 1994, Mr. Torok was employed at Aluminum Company of America (“Alcoa”).

Joseph C. Horvath is Vice-President and Chief Financial Officer of Cold Metal Products, Inc. since July 1999. Prior to joining the Company, he served since 1991 as a Principal of Ernst & Young, LLP.

Paul H. Eagle is Vice-President, Marketing of Cold Metal Products, Inc. since April 2000. Prior to joining the Company, he served as Chief Operating Officer of Toledo Pickling and Steel Sales, Inc. since 1995. From 1991 to 1995, Mr. Eagle was employed at Greer Steel Corporation for five years, including serving as its President from 1993.

Paul M. Hoppe is Vice-President, Manufacturing since September 2000. He has served the Company in various operations management positions since 1974.

PART II

Item 5. Market and Dividend Information

      As of June 8, 2001, there were 6,384,491 shares of common stock outstanding that were held by 82 holders of record and approximately 726 individual participants in security position listings. The Company’s common stock is traded on the American Stock Exchange under the symbol CLQ. The Company declared its first regular quarterly dividend of $.05 per share on October 19, 1999 and continued to pay such dividends through October 2000. Prior to October 1999, the Company had not declared any dividends. The Company’s ability to pay dividends in the future is limited by the terms of its credit facilities requiring it to meet specified minimum borrowing availability and pretax profits. Additional information regarding the principal market for the Company’s common stock and market prices, based on selling prices, for the Company’s common stock is set forth below.

	Market Price Ranges

	Fiscal Year Ending March 31,

	2001		2000

	High	Low	High	Low

First Quarter	$3.88	$2.88	$3.00	$1.63

Second Quarter	$3.50	$2.38	$4.31	$2.50

Third Quarter	$2.75	$1.13	$3.94	$2.81

Fourth Quarter	$2.38	$1.21	$4.00	$3.00

Item 6. Selected Consolidated Financial Data

	Year Ended March 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands, except per share amounts)
Statement of Operations Data:

Net sales	$214,484	$208,612	$253,240	$294,019	$290,397

Cost of sales	200,017	183,410	238,515	269,605	266,506

Gross profit	14,467	25,202	14,725	24,414	23,891

Selling, general, and administrative expenses	17,026	14,374	17,747	16,343	15,647

Special charges	2,205	—	6,636	—	—

Interest expense	4,923	3,460	4,418	4,624	3,115

(Loss) income before income taxes	(9,687)	7,368	(14,076)	3,447	5,129

Income tax (benefit) expense	(3,901)	2,831	(3,997)	1,386	1,700

Net (loss) income	$(5,786)	$4,537	$(10,079)	$2,061	$3,429

Net (loss) earnings per share:

Basic	$(0.90)	$.71	$(1.44)	$0.29	$0.48

Diluted	$(0.90)	$.70	$(1.44)	$0.29	$0.48

Weighted average shares outstanding:

Basic	6,394,854	6,408,586	6,985,612	7,142,026	7,162,250

Diluted	6,394,854	6,445,141	6,985,612	7,142,026	7,162,250

	March 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands)

Balance Sheet Data:

Total assets	$123,251	$137,749	$122,850	$150,433	$153,034

Working capital	35,580	39,815	25,324	56,825	43,419

Long-term debt	59,383	52,621	37,356	60,859	48,330

Shareholders’ equity	16,497	26,652	22,351	35,761	35,194

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cold Metal Products, Inc. and Subsidiaries

      The following discussion and analysis provides information with respect to the results of operations of the Company for fiscal 2001, 2000 and 1999 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Results of Operations

      The following table presents the Company’s results of operations expressed as a percentage of net sales:

	Year Ended March 31,

	2001	2000	1999

Net sales	100.0%	100.0%	100.0%

Cost of sales	93.3	87.9	94.2

Gross profit	6.7	12.1	5.8

Selling, general, and administrative expenses	7.9	6.9	7.0

Special charges	1.0	—	2.6

Interest expense	2.3	1.7	1.8

(Loss) income before income taxes	(4.5)	3.5	(5.6)

Income tax (benefit) expense	(1.8)	1.3	(1.6)

Net (loss) income	(2.7)%	2.2%	(4.0)%

Fiscal 2001 Compared to Fiscal 2000

      Net sales in fiscal 2001 of $214.5 million were $5.9 million, or 2.8% higher than the Company’s net sales of $208.6 million in fiscal 2000, reflecting the effect of the Alkar acquisition offset by significantly weaker market conditions during the second half of the 2001 fiscal year. Tons shipped increased 4.5%, accounting for $9.4 million of revenue increase, while lower prices and product mix decreased sales by $3.5 million. Adjusting to remove the incremental effect of the Alkar acquisition, net sales declined $18.5 million, with $13.4 million of the decrease associated with volume decline and $5.1 million attributable to lower priced product.

      Gross profit in fiscal 2001 was $14.5 million, or 6.7% of net sales, reflecting a $10.7 million decrease over fiscal 2000. The primary factors affecting gross margins were weaker market conditions, particularly in the last two quarters of the year and the effect of resulting low activity levels in relation to the Company’s fixed operating cost structure. In addition, provisions for inventory valuation reserve of $1.8 million and environmental remediation reserve of $.5 million contributed to the gross margin decreases in the same periods.

      The Company adopted and has begun to implement plans to rationalize capacity and concentrate manufacturing at the facilities most efficient for customer needs. In conjunction with this strategy, the Company has announced the shutdown of its New Britain, Connecticut facility, and a reduction in force at its Hamilton, Ontario facility. As a result of these changes, fiscal year 2001 reflected a $2.2 million special charge comprised of a $1.3 million equipment impairment charge associated with operating assets in New Britain and reduction in force costs of $.9 million related to the termination of 43 salaried and hourly employees. Certain additional benefits will be negotiated with hourly employees as part of these activities, but are not expected to be material.

      Selling, general and administrative costs of $17.0 million for fiscal 2001 represented 7.9% of net sales compared to $14.4 million, or 6.9% of net sales for fiscal 2000. The increase primarily reflected the addition of Alkar costs. Lower incentive compensation levels mostly offset incremental costs associated with increased executive staffing levels in fiscal 2001.

      Interest expense was $4.9 million, or 2.3% of net sales for fiscal 2001 as compared to $3.5 million or 1.7% of net sales for fiscal 2000. Higher expense was primarily attributable to the additional indebtedness related to the Alkar acquisition, as well as higher market interest rates during most of the fiscal year.

      Income (loss) before taxes was $(9.7) million, or (4.5)% of net sales for fiscal 2001, compared to $7.4 million, or 3.5% of net sales for fiscal 2000.

      Income tax expense (benefit) for fiscal 2001 was $(3.9) million, or (1.8)% of net sales compared to $2.8 million, or 1.3% of net sales for fiscal 2000. The effective tax rate was (40.3)% for fiscal 2001, compared to 38.4% for fiscal 2000 reflecting the recovery of certain income taxes previously paid and adjusted upon appeal in Canada.

      Net income (loss) for fiscal 2001 was $(5.8) million, or $(.90) per share as compared to $4.5 million, or $.71 per share for fiscal 2000.

Fiscal 2000 Compared to Fiscal 1999

      Net sales in fiscal 2000 of $208.6 million were $44.6 million or 17.6% less than the Company’s net sales of $253.2 million in fiscal 1999. Lower revenue primarily reflected the elimination of $55.6 million of revenue attributable to the Ontario, Canada service centers sold by the Company in March 1999. After adjusting fiscal 1999 to remove the service center activity for comparison purposes, net sales for fiscal 2000 increased $12.5 million or 6.5%. This increase is attributable to 13.3% higher volume of tons shipped representing a $25.7 million sales increase, offset by $13.2 million sales decrease partly associated with the change in the product mix to lower revenue products. The Company also experienced downward pricing pressure for its products as a result of the availability of imported steel at relatively low costs.

      Gross profit in fiscal 2000 was $25.2 million or 12.1% of net sales, which was an increase of $10.5 million over fiscal 1999. Gross profit in fiscal 1999 reflected a charge of $2.7 million to write-down inventory in Canada to net realizable value. The increase in margins in fiscal 2000 beyond the effect of the inventory charge resulted from the elimination of the unprofitable service center operations, cost savings from the Company’s restructuring initiatives, increased volume at the Company’s Ottawa, Ohio facility and improved operating performance at the Company’s continuing Canadian operations. In both fiscal 1999 and 2000, the Company experienced some compression of gross margins as it was negatively impacted by price increases for raw materials as steel imports began to ease, while experiencing resistance to corresponding selling price increases for its products in the marketplace.

      Selling, general and administrative costs of $14.4 million for fiscal 2000 represented 6.9% of net sales; selling and administrative costs for fiscal 1999 were $17.7 million or 7.0% of net sales. Lower selling, general and administrative expense in fiscal 2000 resulted from the elimination of such costs associated with the Ontario service centers that were sold in March 1999. In addition, as a result of the proceeds from the aforementioned sale being applied to substantially reduce the Company’s Canadian subsidiary’s U.S. dollar denominated indebtedness, currency transaction costs were lower in fiscal 2000. In addition there was an increase associated with higher incentive compensation in fiscal 2000 related to the improved profitability of the Company’s operations, that approximated a charge related to the former chief executive officer’s retirement agreement recognized in fiscal 1999.

      Interest expense in fiscal 2000 was $3.5 million or 1.7% of net sales as compared to $4.4 million or 1.8% of net sales in fiscal 1999. Lower interest expense primarily reflected using $14.6 million proceeds of the service center sale to decrease debt, somewhat offset by higher effective interest rates.

      Income before taxes in fiscal 2000 was $7.4 million or 3.5% of net sales. In fiscal 1999 loss before taxes was $14.1 million or 5.6% of net sales.

      Income tax expense for fiscal 2000 was $2.8 million or 1.3% of net sales compared to a tax benefit of $4.0 million or 1.6% of net sales for fiscal 1999. The effective tax rate for fiscal 2000 was 38.4% compared to 28.4% for fiscal 1999, which reflected the effect of a difference for the non-deductible goodwill impairment charge and foreign currency transaction adjustments.

      Net income for fiscal 2000 was $4.5 million, or $.71 per share as compared to net loss of $10.1 million, or $1.44 per share for fiscal 1999.

Liquidity and Capital Resources

      The Company requires capital primarily to fund working capital needs, capital expenditures, including the acquisition, expansion and improvement of facilities, machinery and equipment, and to acquire complementary steel-related businesses. The Company met its capital requirements in fiscal 2001 principally from borrowings under credit facilities.

      In fiscal 2001, cash from operating activities was generated by decreases in receivables, inventories and other assets, largely offset by reductions in trade accounts payable and accruals.

      Net cash used in investing activities for fiscal 2001 totaled $5.2 million and was associated with normal capital equipment spending.

      Cash flows from financing activities provided $4.1 million in fiscal 2001. The Company’s primary lending facility provided $6.8 million that was used to repay $1.8 million of term debt and pay $1.0 million of dividends. Three quarterly dividends of $.05 per share were declared and paid during fiscal 2001. Dividends were suspended due to operating performance in the fourth fiscal quarter.

      The Company’s primary lending facility is a revolving credit and term loan agreement that provides up to a maximum of $70 million of borrowing availability. As of March 31, 2001, $46.6 million was borrowed and unused borrowing availability was $10.9 million. This credit agreement, as recently amended, bears interest at LIBOR plus 1.5% and is secured by substantially all of the assets of the Company, except certain Ottawa, Ohio assets. The Company’s Ottawa, Ohio assets secure a long-term borrowing agreement used to finance the expansion and improvement of its cold rolling mill facility. At March 31, 2001, approximately $15.7 million of this borrowing was outstanding.

      At March 31, 2001, the Company was in non-compliance with certain financial ratios in its revolving credit and term loan agreements pertaining to minimum net worth and financial leverage. Subsequently, the lenders have waived the events of non-compliance and amended the financial covenants in each agreement to levels that management believes attainable in the future. The revolving credit and term loan agreement was further amended to increase the interest rate to LIBOR plus 1.5%, subject to interest reductions of up to .5% if future operating results are obtained.

      Management expects that cash generated from operating activities and its borrowing capacity will be sufficient to meet planned capital expenditures and other cash requirements for the next twelve months.

Seasonality

      The Company has in the past experienced lower levels of sales in the months of July, November, and December, due primarily to holiday periods and customers’ temporary plant shutdowns.

Inflation/Impact of Changing Prices

      The Company’s largest component of cost of sales is raw material costs. These costs can vary over time due to changes in steel pricing which the Company attempts to pass on to customers as market conditions or contractual pricing agreements permit. The Company does not believe that inflation has had a significant impact on the results of its operations over the periods presented.

Environmental Matters

      The Company’s facilities are subject to numerous federal, state, provincial and local regulations related to environmental protection and compliance with such regulations is a factor in the Company’s operations. The Company has made, and intends to make, expenditures necessary to comply with such regulations. Under existing laws and regulations, the Company believes that compliance will not have a material adverse effect on its results of operations or financial condition. In fiscal 2001, the Company recorded a $.5 million charge for anticipated environmental remediation costs related to the New Britain facility closure.

Recent Accounting Pronouncements

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective for fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt the standard effective April 1, 2001. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

      In September 2000, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which became effective for the Company in the fourth quarter of fiscal 2001. EITF 00-10 provides that all amounts billed to a customer in a sale transaction related to shipping and handling should be reported as revenue. The Company has complied with these recognition principles for fiscal 2001 and reclassified earlier periods to conform to the principles. This change has no effect on the dollar amount of the Company’s gross profit or net income.

Quantitative and Qualitative Disclosure About Market Risk

      The Company’s major market risk exposure is in the areas of possible fluctuations in interest rates as they relate to its variable rate debt and Canadian dollar currency rate fluctuations as they relate to U.S. dollar debt carried on the books of the Canadian subsidiary. The Company does not enter into derivative financial investments for trading, speculation or other purposes. The Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations. The Company would be sensitive to a 10% market rate change in interest under its credit agreements in the approximate after-tax amount of $.2 million. The Company would be sensitive to a 10% change in the Canadian currency exchange rate in the approximate after-tax amount of $.1 million.

Forward-Looking Information

      This document contains various forward-looking statements and information that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this document, the words “expect,” “believe,” “anticipate,” “plan” and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, general business and economic conditions, competitive factors such as availability and pricing of steel, changes in customer demand, work stoppages by customers, potential equipment malfunctions, or other risks and uncertainties discussed herein.

Item 8. Financial Statements and Supplementary Data

The following information is submitted pursuant to the requirement of Item 8.

Independent Auditors’ Report

To the Board of Directors and Shareholders

Cold Metal Products, Inc.

Sewickley, PA

We have audited the accompanying consolidated balance sheets of Cold Metal Products, Inc. and Subsidiaries (the “Company”) as of March 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cold Metal Products, Inc. and Subsidiaries as of March 31, 2001 and 2000, and the results of their operations and cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Cleveland, Ohio
May 18, 2001

CONSOLIDATED BALANCE SHEETS
Cold Metal Products, Inc. and Subsidiaries

	March 31,

	2001	2000

	(Dollars in thousands, except per share amounts)
Assets:

Cash	$1,547	$1,559

Receivables	25,239	33,952

Inventories	34,436	42,684

Prepaid and other current assets	3,297	4,232

Total current assets	64,519	82,427

Property, plant and equipment – at cost	79,387	78,258

Less accumulated depreciation	(38,963)	(37,629)

Property, plant and equipment – net	40,424	40,629

Other non-current assets	18,308	14,693

Total assets	$123,251	$137,749

Liabilities and shareholders’ equity:

Short-term borrowings	$4,818	$6,556

Accounts payable	15,756	25,597

Other current liabilities	8,365	10,459

Total current liabilities	28,939	42,612

Long-term debt	59,383	52,621

Postretirement and other benefits	18,432	15,864

Shareholders’ equity:

Common stock, $.01 par value; 15,000,000 shares authorized, 7,532,250 shares issued	75	75

Additional paid-in capital	25,302	25,371

Retained earnings	4,129	10,873

Accumulated other comprehensive loss	(7,446)	(4,023)

Less treasury stock, 1,147,759 and 1,164,750 shares at cost	(5,563)	(5,644)

Total shareholders’ equity	16,497	26,652

Total liabilities and shareholders’ equity	$123,251	$137,749

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Cold Metal Products, Inc. and Subsidiaries

	Year Ended March 31,

	2001	2000	1999

	(Dollars in thousands, except per share amounts)

Net sales	$214,484	$208,612	$253,240

Cost of sales	200,017	183,410	238,515

Gross profit	14,467	25,202	14,725

Selling, general, and administrative expenses	17,026	14,374	17,747

Special charges	2,205	—	6,636

Interest expense	4,923	3,460	4,418

(Loss) income before income taxes	(9,687)	7,368	(14,076)

Income tax (benefit) expense	(3,901)	2,831	(3,997)

Net (loss) income	$(5,786)	$4,537	$(10,079)

Net (loss) earnings per share:

Basic	$(0.90)	$0.71	$(1.44)

Diluted	$(0.90)	$0.70	$(1.44)

Weighted average shares outstanding:

Basic	6,394,854	6,408,586	6,985,612

Diluted	6,394,854	6,445,141	6,985,612

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Cold Metal Products, Inc. and Subsidiaries

		Additional			Accumulated Other
	Common	Paid-In	Treasury	Retained	Comprehensive
	Shares	Capital	Stock	Earnings	Income/(Loss)	Total

	(In thousands)

Balance, March 31, 1998	75	25,350	(3,927)	17,053	(2,790)	35,761

Net loss	—	—	—	(10,079)	—	(10,079)

Foreign currency translation adjustment	—	—	—	—	(1,941)	(1,941)

Comprehensive loss						(12,020)

Stock compensation	—	10	—	—	—	10

Acquisition of treasury stock	—	—	(1,400)	—	—	(1,400)

Balance, March 31, 1999	75	25,360	(5,327)	6,974	(4,731)	22,351

Net income	—	—	—	4,537	—	4,537

Foreign currency translation adjustment	—	—	—	—	708	708

Comprehensive income						5,245

Cash dividends	—	—	—	(638)	—	(638)

Stock compensation	—	11	—	—	—	11

Acquisition of treasury stock	—	—	(317)	—	—	(317)

Balance, March 31, 2000	75	$25,371	$(5,644)	$10,873	$(4,023)	$26,652

Net loss	—	—	—	(5,786)	—	(5,786)

Minimum pension liability adjustment	—	—	—	—	(1,982)	(1,982)

Foreign currency translation adjustment	—	—	—	—	(1,441)	(1,441)

Comprehensive loss						(9,209)

Cash dividends	—	—	—	(958)	—	(958)

Stock compensation	—	(69)	81	—	—	12

Balance, March 31, 2001	75	$25,302	$(5,563)	$4,129	$(7,446)	$16,497

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Cold Metal Products, Inc. and Subsidiaries

	Year Ended March 31,

	2001	2000	1999

	(In thousands)

Cash flows from operating activities:

Net (loss) income	$(5,786)	$4,537	$(10,079)

Adjustments to reconcile net (loss) income to cash provided by operating activities

Depreciation and amortization	3,823	3,429	4,459

Special charges	1,236	—	3,064

Foreign currency translation adjustment	97	—	1,149

Loss (gain) on sales of assets	67	(136)	991

Deferred income taxes	(3,785)	1,582	(2,437)

Deferred directors’ fees	12	11	10

	(4,336)	9,423	(2,843)

Changes in operating assets and liabilities excluding assets acquired and sold:

Receivables	8,043	(7,861)	3,845

Inventories	7,445	(3,748)	13,504

Prepaid and other assets	2,918	(598)	(250)

Accounts payable	(9,311)	4,430	(1,927)

Accrued expenses and other liabilities	(3,579)	(1,034)	1,904

Net cash provided by operating activities	1,180	612	14,233

Cash flows from investing activities:

Additions to property, plant, and equipment	(5,028)	(3,007)	(5,290)

Acquisition of Alkar, net of cash acquired	(137)	(13,939)	—

Proceeds from sale of assets (principally Ontario service centers)	—	15,330	—

Net cash used in investing activities	(5,165)	(1,616)	(5,290)

Cash flows from financing activities:

Proceeds from revolving credit and term loan facility	170,792	162,678	151,430

Payments of revolving credit and term loan facility	(163,990)	(159,618)	(158,721)

Proceeds from other debt	—	2,075	—

Payments of other debt	(1,778)	(1,535)	(1,378)

Payment of dividends	(958)	(638)	—

Acquisition of treasury stock	—	(755)	(962)

Net cash provided by (used in) financing activities	4,066	2,207	(9,631)

Net increase (decrease) in cash	81	1,203	(688)

Effect of exchange rate change on cash	(93)	(43)	(53)

Cash at beginning of period	1,559	399	1,140

Cash at end of period	$1,547	$1,559	$399

Supplemental Disclosure of Cash Flow Information:

Interest paid	$4,908	$3,444	$4,349

Income taxes (refunded) paid	$(502)	$156	$313

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cold Metal Products, Inc. and Subsidiaries

1. Principles of Consolidation, Business Description and Accounting Policies

      Consolidation and Presentation—The consolidated financial statements include the accounts of the Company and its subsidiaries, Cold Metal Products, Limited, a Canadian Company and Alkar Steel Corporation (“Alkar”), a Michigan corporation. All significant intercompany transactions and accounts have been eliminated.

      Business Description—The Company operates in one business segment, the intermediate steel processing business, and processes strip and sheet steel to meet the critical requirements of precision parts manufacturers. Through cold rolling, annealing, normalizing, slitting, edge-conditioning, oscillate-winding, and cutting-to-length, the Company provides value-added products to manufacturers in the automotive, construction, cutting tools, consumer goods, and industrial goods markets. The Company also supplies specialty steel distributors. The Company derived revenues from customers in the United States of approximately $155.1 million, $146.8 million, and $141.6 million in fiscal 2001, 2000 and 1999, respectively. The remainder of the Company’s revenues is related to customers in Canada.

      During fiscal 2001, 2000 and 1999, approximately 45%, 38% and 38% of the Company’s sales, respectively, and 43% and 45% of accounts receivable at March 31, 2001 and 2000, respectively, were with companies in the automotive industry. The balance of the Company’s net sales was approximately equally divided among the other markets served. One customer accounted for 12%, 14% and 11% of sales in fiscal 2001, 2000 and 1999, respectively and 14% and 12% of accounts receivable at March 31, 2001 and 2000, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

      Production facilities are located in Youngstown and Ottawa, Ohio; Indianapolis, Indiana; New Britain, Connecticut; Detroit, Michigan; Hamilton, Ontario, Canada; and Pointe Claire, Quebec, Canada. The Company has long-lived assets located in the United States of $64.9 million and $59.2 million at March 31, 2001 and 2000, respectively. The remainder of the Company’s long-lived assets is related to operations in Canada.

      Financial Instruments—The Company has various financial instruments including cash, receivables, short-term and long-term debt, and miscellaneous other assets. The Company has determined that the estimated fair value of its financial instruments approximates carrying value.

      Inventories—Inventories are valued at the lower of cost or market. Cost of the parent’s domestic inventories is determined under the last-in, first-out (LIFO) method; cost of inventories of the Alkar and Canadian subsidiaries is determined on the first-in, first-out (FIFO) method. Domestic inventories represent approximately 78% and 75% of total consolidated inventories at March 31, 2001 and 2000, respectively. Under the FIFO method of inventory pricing, domestic inventories would have been approximately $.7 million and $2.3 million higher at March 31, 2001 and 2000, respectively.

      Property, Plant, and Equipment—Property, plant, and equipment are stated at cost. The Company provides for depreciation over the estimated useful lives of the assets on the straight-line method for financial statement reporting and an accelerated method for income tax reporting purposes. Estimated useful lives range from five to thirty years. Interest is capitalized in connection with the construction of qualified assets.

      Goodwill—Goodwill is amortized using the straight-line method over a period of 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted cash flows. In fiscal 1999, goodwill of $2.2 million was written off due to continued operating losses experienced at one of the Company’s Canadian service center locations that was sold effective March 30, 1999.

      Revenue Recognition—Revenue is recognized when products are shipped to customers. Sales returns and allowances are treated as a reduction to sales and are provided for based on historical experience and current estimates.

      Stock Based Compensation—The Company accounts for its stock option plans using the intrinsic value accounting method, measured as the difference between the option exercise price and the market value of the stock at the measurement date. Accordingly, no compensation expense has been recognized for its stock-based compensation plans in the accompanying financial statements.

      Earnings (Loss) Per Share—Basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding during the periods presented. Earnings per share assuming dilution gives effect to the dilutive effect of outstanding stock options.

	Year Ended March 31,

	2001	2000	1999

	(In thousands)

Net (loss) income	$(5,786)	$4,537	$(10,079)

Weighted average shares outstanding	6,395	6,409	6,986

Net effect of dilutive stock options	—	36	—

Weighted average shares outstanding — assuming dilution	6,395	6,445	6,986

      Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions pending completion of related events. These estimates and assumptions affect the amounts reported at the date of the financial statements for assets, liabilities, revenues and expenses and the disclosure of contingencies. Actual results could differ from these estimates.

      New Accounting Standards—The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective for fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt the standard effective April 1, 2001. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

      In September 2000, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which became effective for the Company in the fourth quarter of fiscal 2001. EITF 00-10 provides that all amounts billed to a customer in a sale transaction related to shipping and handling should be reported as revenue. The Company has complied with these recognition principles for fiscal 2001 and reclassified earlier periods to conform to the principles. This change has no effect on the dollar amount of the Company’s gross profit or net income.

      Reclassifications—Certain reclassifications have been made to prior period balances to conform to the fiscal 2001 presentation.

2. Acquisition

      Effective March 31, 2000, the Company acquired all of the outstanding stock of Alkar Steel Corporation, a privately-held metal service center located in Detroit, Michigan for a purchase price of $14.1 million including debt of $5.5 million that was paid at closing. The purchase price was funded under the Company’s existing credit facilities. The acquisition was accounted for as a purchase and, accordingly, assets and liabilities were recorded at estimated fair values. Amounts recorded for this transaction were as follows:

(In thousands)

Current assets	$13.0

Machinery and equipment	0.6

Total tangible assets acquired	13.6

Liabilities assumed	5.4

Net tangible assets acquired	8.2

Goodwill	5.9

Total purchase price, including acquisition costs	$14.1

      The fiscal 2000 operating results do not include any amounts attributable to the Alkar acquisition. Unaudited pro forma consolidated results of operations assuming the acquisition had occurred on April 1, 1999 and giving effect to certain adjustments based on the allocation of the purchase price reflect net sales of $233.0 million, net income of $4.7 million, and basic net earnings per share of $.73. The unaudited pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined operations.

3. Special Charges

      As part of its efforts to rationalize capacity with current market conditions during the second half of fiscal 2001, the Company restructured its manufacturing operations by adopting a plan to discontinue manufacturing at its New Britain, Connecticut facility and reduce the size of its Hamilton, Ontario facility workforce. These actions resulted in special charges totaling $2.2 million being recognized, including a $1.3 million equipment impairment charge associated with operating assets in New Britain, and reduction in force costs of $.9 million related to the termination of 43 salaried and hourly employees. Additional employee termination benefits will be negotiated with certain hourly employees as part of the New Britain closure, which is anticipated to be completed in July 2001. These benefit costs will be recognized when determinable and are not expected to be material to the Company’s operations. Substantially all of the aforementioned termination benefits are to be paid during the first and second quarters of fiscal 2002.

      In the third quarter of fiscal 1999, as a result of continued operating losses experienced at the Concord, Ontario service center, the Company recognized special pretax charges of $2.2 million for impairment of goodwill, and $0.9 million for machinery and equipment to adjust the assets to their estimated realizable market value. Subsequently in the fourth quarter of fiscal 1999, the Company completed the sale of both its Concord and Hamilton, Ontario steel service center operations for $14.6 million in cash, which was received in April 1999, and a $1.0 million subordinated note, which was collected in fiscal 2000. The sale resulted in a pre-tax loss of $1.0 million, primarily due to the costs of the transaction. Also, in the fourth quarter of fiscal 1999, the Company initiated a restructuring plan to align its operations with the then current market conditions, improve the productivity of its operations, and create a more efficient organizational structure. In conjunction with the plan, the Company recorded a pretax charge of $2.5 million in the fourth quarter of fiscal 1999 comprised of severance and other employment related costs resulting from a reduction of approximately 70 employees. Payments of approximately $2.5 million were completed in fiscal 2000.

4. Other Balance Sheet Information

	March 31,

	2001	2000

	(In thousands)

Receivables:

Receivables	$26,859	$35,417

Less reserves and allowances	(1,620)	(1,465)

	$25,239	$33,952

Inventories:

Raw materials	$16,228	$21,257

Work in process	10,174	14,527

Finished goods	8,034	6,900

	$34,436	$42,684

Prepaid and other current assets:

Prepaid expenses	$599	$769

Taxes receivable	629	2,062

Deferred income taxes	2,069	1,401

	$3,297	$4,232

Property, plant and equipment:

Land	$1,556	$1,604

Buildings	15,300	14,209

Machinery and equipment	61,810	59,223

Construction in process	721	3,222

	$79,387	$78,258

Other non-current assets:

Deferred income taxes	$8,672	$4,340

Goodwill	5,561	5,985

Pension	3,370	3,585

Other	705	783

	$18,308	$14,693

Other current liabilities:

Payroll and related employee benefits	$5,902	$6,975

Income taxes	359	1,556

Other	2,104	1,928

	$8,365	$10,459

5. Debt

	Short-Term		Long-Term

	March 31,		March 31,

	2001	2000	2001	2000

	(In thousands)
Committed facility	$2,880	$4,778	$43,700	$35,000

Term note	1,789	1,640	13,928	15,716

Lease financing	149	138	1,755	1,905

Total	$4,818	$6,556	$59,383	$52,621

      The Company has a committed revolving and term loan credit facility that provides availability up to a maximum of $70.0 million, based on a percentage of accounts receivable and inventory. At March 31, 2001, unused availability was $10.9 million. During fiscal 2001, the facility was amended to provide for up to $10 million additional borrowings to finance capital expenditures of which $1.9 million was advanced and outstanding at March 31, 2001, and to extend the term through April 2004. Under the committed facility, the Company has determined that $2.9 million would be subject to repayment with funds generated from operating activities during the coming fiscal year. As such, these funds are reflected as short-term in nature. The weighted average interest rate at March 31, 2001 and 2000 was 6.1% and 7.5%, respectively. The facility is collateralized by accounts receivable, inventory, common stock and preferred stock of the Canadian subsidiary, the common stock of Alkar and property, plant and equipment. As of March 31, 2001, the credit line supported letters of credit in the amount of $.4 million.

      In December 1996, the Company borrowed $21.8 million under an eight and one-half year term loan at a fixed rate of 8.8% secured by the property, plant and equipment of its expanded Ottawa, Ohio facility. At March 31, 2001, approximately $15.7 million of the term loan was outstanding. The scheduled maturities of the term loan are as follows: 2002 — $1.8 million; 2003 — $2.0 million; 2004 — $2.1 million; 2005 — $2.3 million and $7.5 million thereafter.

      In December 1999, the Company completed a sale/leaseback transaction for a new slitter project at the Company’s Indianapolis plant. The $2.1 million transaction has been accounted for as a financing lease. As of March 31, 2001, approximately $1.9 million was outstanding. The lease has a seven-year term and scheduled maturities are as follows: $.1 million in fiscal 2002, $.2 million in fiscal 2003 and 2004, $.3 million in fiscal 2005 and 2006, and $.8 million in fiscal 2007.

      At March 31, 2001, the Company was in non-compliance with certain financial ratios in its revolving credit and term loan agreements pertaining to minimum net worth and financial leverage measurements. Subsequently, the lenders have waived the events of non-compliance and amended the financial covenants in each agreement to levels that management believes attainable in the future. The revolving credit agreement was further amended to increase the interest rate to LIBOR plus 1.5%, subject to interest reductions of up to .5% if future operating results are obtained.

6. Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, operating loss and capital loss carryforwards, and tax credit carryforwards. Components of the Company’s deferred tax assets and liabilities are as follows:

	March 31,

	2001	2000

	(In thousands)

Deferred tax assets:

Postretirement and postemployment benefit obligations	$5,505	$5,636

Inventory basis differences	649	201

Reserves not currently deductible	1,499	1,228

Minimum pension obligation	1,215	—

Tax operating loss carryforwards (expire 2012-2021)	8,330	4,933

Tax capital loss carryforwards	775	728

Tax credit carryforwards (expire 2003-2006 and unlimited)	523	580

	18,496	13,306

Valuation allowance	(1,175)	(1,111)

	17,321	12,195

Deferred tax liabilities:

Property, plant and equipment basis differences	(5,254)	(5,057)

Pension asset	(1,326)	(1,397)

Net deferred tax asset	$10,741	$5,741

The provision (benefit) for income taxes includes:

	Year Ended March 31,

	2001	2000	1999

	(In thousands)

Current taxes:

U.S. federal	$33	$—	$—

Canadian federal and provincial	(145)	1,246	(1,569)

State and local	(4)	3	9

	(116)	1,249	(1,560)

Deferred taxes:

U.S.	(3,674)	533	(1,693)

Canadian	(111)	1,049	(744)

	(3,785)	1,582	(2,437)

Total	$(3,901)	$2,831	$(3,997)

Reconciliations of the U.S. federal statutory tax rate to the effective tax rate are as follows:

	Year Ended March 31,

	2001	2000	1999

U. S. federal statutory tax rate	35.0%	35.0%	35.0%

Effect of graduated rates	(1.0)	(1.0)	(1.0)

Effect of Canadian rates	—	1.9	1.5

Canadian income tax recoveries	2.8	—	—

State taxes	3.5	0.7	1.1

Goodwill	—	—	(5.8)

Other permanent differences	(0.5)	0.6	(3.2)

Change in valuation allowance	(0.6)	—	2.2

Other	1.1	1.2	(1.4)

Effective tax rate	40.3%	38.4%	28.4%

7. Employee Benefit Plans

      The Company has various pension plans covering substantially all of its employees. The Company’s hourly employees and domestic salaried employees are covered by noncontributory retirement benefit plans. These plans generally provide benefits based upon a formula using employees’ fiscal average earnings or at a stated amount for each year of service. The plans’ assets are principally invested by outside asset managers in marketable debt and equity securities. The Company’s funding policy is to make actuarially determined annual contributions to provide the plans with sufficient assets to meet future benefit payments consistent with the funding requirements of applicable regulations. The Canadian subsidiary has a defined contribution pension plan covering its salaried employees. The Company’s contributions to the defined contribution pension plan include a noncontributory portion, which is a stated percentage of salary, and a contributory portion, where the Company matches the employee’s contribution 100% up to 5% of their salary. The Company also contributes to a domestic multi-employer plan under a collective bargaining agreement, accruing such costs as incurred and funding such costs on a monthly basis.

      Certain health care and life insurance benefits are provided for eligible retirees through an unfunded defined benefit plan. The extent of benefits provided is dependent upon the retiree’s years of service, age and retirement date.

      Certain curtailment and special termination benefits were recognized in fiscal 1999 under these employee benefit plans in connection with a reduction in workforce.

      The following tables summarize the change in benefit obligations, plan assets, funded status, and net periodic benefit costs of the Company’s pension and postretirement benefits plans:

	Pension Benefits		Other Postretirement Benefits

	March 31,

	2001	2000	2001	2000

	(In thousands)

Change in benefit obligation

Benefits obligation at beginning of year	$33,986	$33,097	$13,474	$13,489

Service cost	901	990	177	192

Interest cost	2,509	2,239	920	882

Amendments	356	659	—	40

Actuarial (gain) loss	2,351	(1,324)	(243)	(187)

Benefits paid	(2,048)	(1,798)	(928)	(960)

Foreign currency exchange rates	(447)	123	(63)	18

Benefit obligation at end of year	37,608	33,986	13,337	13,474

Change in plan assets

Fair value of plan assets at beginning of year	39,183	34,072	—	—

Actual return on plan assets	(4,075)	5,739	—	—

Employer contribution	393	1,017	928	960

Benefits paid	(2,048)	(1,798)	(928)	(960)

Foreign currency exchange rates	(564)	153	—	—

Fair value of plan assets at end of year	32,889	39,183	—	—

Reconciliation of funded status at end of year

Plan assets in excess of (less than) benefit obligation — domestic plans	(4,814)	4,359	(12,618)	(12,762)

Plan assets in excess of (less than) benefit obligation — Canadian plan	95	838	(719)	(712)

Unrecognized net actuarial (gain) loss	5,165	(4,665)	(571)	(172)

Unrecognized prior service cost	2,739	2,766	(768)	(1,434)

Unrecognized initial net obligation	205	287	—	—

Prepaid (accrued) benefit cost	$3,390	$3,585	$(14,676)	$(15,080)

Amounts recognized in Consolidated Balance Sheets

Prepaid benefit cost	$2,275	$3,585	—	—

Intangible asset	1,095	—	—	—

Accrued benefit liabilities	(3,177)	—	$(14,676)	$(15,080)

Accumulated other comprehensive income (tax effect of $1,215 is recorded as long term asset)	3,197	—	—	—

Total	$3,390	$3,585	$(14,676)	$(15,080)

	Pension Benefits and Other Postretirement Benefits
	Year Ended March 31,

	2001	2000	1999

Weighted average assumptions:

Pension Benefits

Discount rate — U.S.	7.25%	7.50%	6.75%

Discount rate — Canada	7.00%	7.50%	6.75%

Expected return on plan assets	7.50 — 9.00%	7.00 — 8.50%	7.00 — 8.50%

Rate of compensation increase — domestic plans only	5.00%	5.00%	5.00%

Postretirement Benefits

Discount rate	7.25%	7.50%	6.75%

      For measurement purposes, an 8.5% annual rate of increase in the per capita costs of covered domestic health care benefits for pre-age 65 payments (6.5% for post-age 65 payments) was assumed for fiscal 2001. The rate was assumed to decrease gradually to 5.5% in 2007 for pre-age 65 payments and in 2003 for post-age 65 payments and remain at that level thereafter. In Canada, a 7.8% annual rate of increase in the per capita cost of covered health care benefits for pre-65 payments was assumed for fiscal 2001. The rate was assumed to decrease gradually to 4.5% by 2005 and remain at that level thereafter.

	Pension Benefits			Other Postretirement Benefits

	Year Ended March 31,

	2001	2000	1999	2001	2000	1999

	(In thousands)

Components of net periodic benefit cost

Service cost	$901	$990	$1,164	$177	$192	$186

Interest cost	2,509	2,239	2,126	920	882	845

Expected return on plan assets	(3,199)	(2,759)	(2,604)	—	—	—

Amortization of prior service cost	261	231	201	(549)	(561)	(564)

Amortization of initial net obligation	74	74	74	—	—	—

Recognized net actuarial (gain) loss	(157)	46	25	12	16	—

Curtailment (gain) loss	—	—	(379)	—	—	286

Cost of special termination benefits	—	—	537	—	—	104

Net periodic benefit cost — defined benefit plans	389	821	1,144	560	529	857

Net periodic benefit cost — multi-employer plan	88	96	55	—	—	—

Net periodic benefit cost — defined contribution plan	184	188	268	—	—	—

Net periodic benefit cost	$661	$1,105	$1,467	$560	$529	$857

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on postretirement benefits:

	1-Percentage-Point Increase		1-Percentage-Point Decrease

	2001	2000	2001	2000

	(In thousands)
Effect on total of service and interest cost	$24	$26	$(21)	$(23)

Effect on postretirement benefit obligation	$244	$282	$(217)	$(252)

      Domestic employees are eligible to participate in savings plans, which include a 401(k) feature. The Company matches employee contributions 50% to 100%, in ranges of 3% to 6% of basic earnings. Employees vest in matching contributions after attaining three years of service. Company matching contributions to the savings plans were $.7 million, $.6 million and $.6 million for each of fiscal 2001, 2000 and 1999, respectively.

      In fiscal 1999, the Company established a supplemental executive retirement plan for its former Chairman of the Board, one of the principal shareholders of the Company. Funding of the plan by the Company resulted in a pretax charge of $.5 million during fiscal 1999, not reflected in the tables above. The benefit is to be paid over a fifteen-year period, but while the former chairman continues to serve as Chairman of the Executive Committee of the Company’s Board of Directors, the Company and he have agreed to defer the commencement of the benefit, no portion of which was paid in fiscal 2001 or fiscal 2000.

8. Management Incentive Programs

      The Company has programs that provide for the grant of incentive awards including stock options or restricted stock to officers, key employees, and non-employee directors. Under the officer and key employee stock option program, the total common stock shares issuable are 715,350 shares. Stock options granted may be either options intended to qualify for federal income tax purposes as “incentive stock options” or options not qualifying for favorable tax treatment, “nonqualified stock options.” The stock options are exercisable over a period determined by the Board of Directors, with the majority of options granted to date vesting at three years. In no case are options exercisable longer than ten years after the date they are granted.

      The Company’s Non-Employee Directors’ Incentive Plan provides for the issuance of shares to Directors (i) on a deferred basis, in lieu of payment of annual retainer fees and (ii) through options granted at the beginning of a director’s term or, on a discretionary basis, thereafter. The plan reserves for issuance 60,000 shares for deferral elections and 100,000 shares for the granting of options that are exercisable at a price equal to the market price on the date of the grant, for a period no longer than ten years after grant, or upon certain specified events, such as a sale or merger of the Company. Options grantable on a discretionary basis under the plan are exercisable no less than six months from the date of the grant. Deferral elections under the plan allow eligible directors to defer receipt of director fees in cash or common stock until a specified period after his or her resignation or certain other events, such as a sale or merger of the Company. Amounts deferred under this election were 2,883 shares in fiscal 2001, 5,517 shares in fiscal 2000, and 2,119 shares in fiscal 1999. A total of 16,991 shares were issued in fiscal 2001 upon the resignation of one of the directors. Total deferred shares outstanding at March 31, 2001 including effects of dividend reinvestment were 7,700 shares.

      A summary of the status of the Company’s incentive stock options as of March 31, 2001, 2000 and 1999 and changes during the years ending on those dates is presented below:

	2001		2000		1999

		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	642,500	$6.25	635,000	$6.39	472,500	$8.00

Granted	—	—	40,000	3.16	200,000	3.00

Exercised	—	—	—	—	—	—

Forfeited	—	—	(32,500)	5.02	(37,500)	8.58

Outstanding at end of year	642,500	6.25	642,500	6.25	635,000	6.39

Options exercisable at year-end	555,833	6.77	489,167	7.29	412,500	8.03

Weighted-average fair value of options granted during the year		$—		$0.48		$0.91

The following table summarizes information about incentive stock options outstanding as of March 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted-Average
Range of Exercise		Remaining	Weighted-Average		Weighted-Average
Prices	Number	Contractual Life	Exercise Price	Number	Exercise Price

$2.69—$3.00	220,000	7.6 years	$2.97	133,333	$3.00

$5.75—$10.00	422,500	3.4 years	$7.96	422,500	$7.96

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999, respectively: dividend yield of 6.0 percent for fiscal 2000 and 1999; expected volatility of 39% and 34%; risk-free interest rates of 6.75% and 6.0%; and weighted-average expected life of 3 years for both years.

      In fiscal 2000 and 1999, non-qualified stock option grants of 100,000 and 200,000, respectively, were granted at $3.19 and $3.00 per share, respectively, in connection with the commencement of the employment of certain executive employees. The exercise price is equal to the fair market value on the date of the grant and the grant is subject to certain provisions relating to exercise applicable on changes in control of the Company, termination of employment, and on other terms and conditions comparable to the terms of the Company’s employee incentive stock option program. As of March 31, 2001, approximately 233,000 of these options were exercisable at a weighted-average exercise price of $3.08. The weighted-average fair value of these options granted in fiscal 2000 and 1999 (based on the assumptions used above) was $.62 per share and $.91 per share, respectively.

      As permitted by SFAS No. 123, the Company has continued to use the intrinsic value method of measuring stock based compensation. If compensation costs had been determined based on the fair value of the awards at the grant date there would not have been a material impact on the Company’s reported amount of net income or loss or net earnings or loss per share.

9. Shareholders’ Equity

      Under a stock repurchase program authorized by the Company’s Board of Directors, the Company purchased 165,000 shares of treasury stock in fiscal 2000 for a total of $.3 million, resulting in an aggregate purchase of treasury shares of $3.0 million which is the maximum amount permitted by the Company’s current financing agreements. In fiscal 1999, 100,000 shares of treasury stock were purchased in the open market for a total of $.3 million.

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

10. Commitments and Contingencies

      The Company leases certain facilities and various equipment under noncancelable leases that expire through March 2006. The future minimum obligations under noncancelable operating leases in effect at March 31, 2001 are: $.9 million in fiscal 2002, $.5 million in fiscal 2003, 2004 and 2005, $.4 million in fiscal 2006 and an immaterial amount thereafter. Total rental expense for operating leases was $.9 million, $.4 million and $.5 million in fiscal 2001, 2000 and 1999, respectively. The Company leases a building at its Alkar subsidiary from one of its officers for $.3 million per year through fiscal 2003.

      Certain claims, suits, and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, none of these claims, suits or complaints is material and in the aggregate will not have a material adverse effect on the Company’s results of operations or financial condition.

11. Quarterly Financial Data (unaudited)

      The following tables set forth certain quarterly financial data. Quarterly and year to date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year due to rounding and weighting effects. Fiscal 2001 results included special charges totaling $.9 million and $1.3 million in the third and fourth quarters, respectively, that increased net loss in those quarters $.6 million and $.8 million, respectively.

	Year Ended March 31, 2001

	(In thousands, except per share amounts)

	1st	2nd	3rd	4th	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$60,300	$58,057	$49,461	$46,666	$214,484

Gross profit	6,438	5,460	1,580	989	14,467

Net income (loss)	$765	$(173)	$(3,188)	$(3,190)	$(5,786)

Basic and diluted earnings (loss) per share	$0.12	$(0.03)	$(0.50)	$(0.50)	$(0.90)

	Year Ended March 31, 2000

	(In thousands, except per share amounts)

	1st	2nd	3rd	4th	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$52,032	$50,524	$49,969	$56,087	$208,612

Gross profit	6,101	6,260	6,002	6,839	25,202

Net income	$1,061	$1,245	$802	$1,429	$4,537

Basic earnings per share	$0.16	$0.20	$0.13	$0.22	$0.71

Diluted earnings per share	$0.16	$0.20	$0.13	$0.21	$0.70

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

	Balance at April 1,	Charged to Costs				Balance at March
Description	1998	and Expenses	Other		Deductions (3)	31, 1999

Allowance for doubtful accounts	$550	$783	$(260	)(4)	$(593)	$480

Inventory aging reserves (1)	$1,624	$443	—		—	$2,067

Customer claims reserve (2)	$765	—	—		$(52)	$713

	Balance at April 1,	Charged to Costs				Balance at March
Description	1999	and Expenses	Other		Deductions (3)	31, 2000

Allowance for doubtful accounts	$480	—	$64	(5)	$(86)	$458

Inventory aging reserves (1)	$2,067	—	—		$(598)	$1,469

Customer claims reserve (2)	$713	$293	—		—	$1,006

	Balance at April 1,	Charged to Costs			Balance at March
Description	2000	and Expenses	Other	Deductions (3)	31, 2001

Allowance for doubtful accounts	$458	$207	—	$(162)	$503

Inventory aging reserves (1)	$1,469	$1,578	—	—	$3,047

Customer claims reserve (2)	$1,006	$111	—	—	$1,117

(1)	To adjust specific inventory items to lower of cost or market value. Reserve is reflected in appropriate inventory categories.

(2)	To adjust specific customer receivables for allowed claims. Reserve is reflected against receivables.

(3)	Adjustments against the account for purposes provided.

(4)	Reserves related to disposed businesses.

(5)	Reserves related to acquired businesses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by Item 10 as to the Directors of the Registrant is incorporated by reference to the information set forth under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” in the Registrant’s definitive proxy statement for its July 19, 2001 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than June 29, 2001. Information required by this Item 10 regarding Executive Officers of the Company is incorporated by reference to Item 4A in Part I of this Report.

Item 11. Executive Compensation

Information required by Item 11 is incorporated herein by reference to the information set forth under the captions “Executive Compensation,” “Human Resources Committee Report on Executive Compensation,” and “Performance Graph,” as well as the information under the caption “Compensation of Directors,” in the Registrant’s definitive proxy statement for its July 19, 2001 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than June 29, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by Item 12 is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management,” in the Registrant’s definitive proxy statement for its July 19, 2001 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than June 29, 2001.

Item 13. Certain Relationships and Related Transactions

      Information required by this Item 13 is incorporated by reference to Note (2) at Item 2 in Part I of this Report.

PART IV

Item 14. Exhibits, Financial Statement, Schedules, and Reports on Form 8-K

A.   The following documents are filed as part of this Form 10-K.

1.   Consolidated Financial Statements
      Included under Item 8 of this report:
          Independent Auditors’ Report
          Consolidated Balance Sheets, March 31, 2001 and 2000.
          Consolidated Statement of Operations for the each of the three years in the period ended March 31, 2001.
          Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended March 31, 2001.
          Notes to Consolidated Financial Statement for each of the three years in the period ended March 31, 2001.

2.   Supplemental Schedules
      Included under Item 8 of this report:
          Financial Statement Schedule II — Valuation and Qualifying Accounts and Reserves.

3.   Exhibits

	Exhibit No. and Description	Location

(2)(a)	Stock Purchase Agreement by and among Cold Metal Products, Inc. and Alkar Steel Corporation and the Stockholders of Alkar Steel Corporation dated March 31, 2000	Previously filed as an exhibit to the Company’s Form 10-K filed June 27, 2000.

(2)(b)	Asset Purchase Agreement between Cold Metal Products, Limited and Maksteel Inc. dated March 30, 1999	Previously filed as an exhibit to the Company’s Form 8-K filed April 14, 1999

(3)(i)(a)	Restated Certificate of Incorporation of Registrant	Previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, which became effective on March 21, 1994 at 4:00 p.m. (Commission File No. 33-74986)

(3)(i)(b)	Amendment to the Restated Certificate of Incorporation of Registrant	Previously filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1, which became effective on March 21, 1994 at 4:00 p.m. (Commission File No. 33-74986)

(3)(ii)	Amended By-Laws of Registrant	Previously filed as Exhibit E-1 to the Company’s 1994 Annual Report on Form 10-K filed on June 29, 1994

(4)	Specimen stock certificate for the Common Stock	Previously filed as Exhibit E-1 to the Company’s 1995 Annual Report on Form 10-K filed on June 29, 1995

(10)(a)	Fourth Amended and Restated Credit and Security Agreement between GMAC Commercial Credit LLC and the Company, dated September 29, 2000, which amended and restated the Third Amended and Restated Discretionary Credit facility previously filed and listed as Exhibit 10(a) to the Company’s Annual Report on Form 10K for the fiscal year ended March 31, 1998	Previously filed as an exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended December 31, 2000

(10)(b)	Cold Metal Canadian Subsidiary Guaranty Agreement, dated as of July 31, 1987, between Irving Trust Company (predecessor to The Bank of New York) and Registrant’s Canadian Subsidiary, Cold Metal Products Company, Ltd.	Previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, which became effective on March 21, 1994 at 4:00 p.m. (Commission File No. 33-74986)

(10)(c)	Supply Agreement, dated February 1987, as amended June 20, 1989, December 31, 1992 and December 31, 1993, subject to request for confidential treatment	Previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, which became effective on March 21, 1994 at 4:00 p.m. (Commission File No. 33-74986)

(10)(d)	Tax Sharing and Indemnification Agreement, dated January 31, 1994, among Registrant and its affiliates	Previously filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, which became effective on March 21, 1994 at 4:00 p.m. (Commission File No. 33-74986)

(10)(e)	Special Incentive Compensation Plan of Registrant, effective December 1, 1993	Previously filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, which became effective on March 21, 1994 at 4:00 p.m. (Commission File No. 33-74986)

(10)(f)	Special Incentive Compensation Plan Trust Agreement, dated January 28, 1994	Previously filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1, which became effective on March 21, 1994 at 4:00 p.m. (Commission File No. 33-74986)

(10)(g)	Amended and Restated 1994 Incentive Program	Previously filed as Exhibit A to the Company’s 1995 Proxy Statement filed on June 22, 1995

(10)(h)	Share Purchase and Loan Agreement, dated December 30, 1993, among Cold Metal Products Company, Ltd., Lance and Mara Dunlap, 955404 Ontario Inc. and Direct Steel, Inc.	Previously filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1, which became effective on March 21, 1994 at 4:00 p.m. (Commission File No. 33-74986)

(10)(i)	Share Purchase and Loan Amendment Agreement, dated March 23, 1994 among Cold Metal Products Company, Ltd., Lance and Mara Dunlap, 955404 Ontario Inc. and Direct Steel, Inc.	Previously filed as Exhibit E-5 to the Company’s 1994 Annual Report on Form 10-K filed on June 29, 1994

(10)(j)	Shareholders Agreement, dated March 23, 1994, Cold Metal Products Company, Ltd., Lance and Mara Dunlap, 955404 Ontario Inc. and Direct Steel, Inc.	Previously filed as Exhibit E-6 to the Company’s 1994 Annual Report on Form 10-K filed on June 29, 1994

(10)(k)	Supply Agreement, dated March 23, 1994, between Cold Metal Products Company, Ltd. and Direct Steel, Inc.	Previously filed as Exhibit E-7 to the Company’s 1994 Annual Report on Form 10-K filed on June 29, 1994

(10)(l)	Agreement between Registrant and The Stanley Works, dated February 17, 1994	Previously filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1, which became effective on March 21, 1994 at 4:00 p.m. (Commission File No. 33-74986)

(10)(m)	Amended and Restated Non-Employee Directors’ Incentive Plan	Previously filed as Exhibit B to the Company’s 1995 Proxy Statement filed on June 22, 1995

(10)(n)	Master Equipment Lease Agreement, Equipment Schedule No. 01 and related addenda between Cold Metal Products, Inc. and KeyCorp Leasing Ltd.	Previously filed as Exhibit E-2 to the Company’s 1995 Annual Report on Form 10-K filed on June 29, 1995

(10)(o)	Russell Metal, Inc. and Cold Metal Products Company, Ltd. Asset Purchase Agreement dated October 21, 1996	Previously filed as an exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended December 31, 1996

(10)(p)	Loan Agreement between Cold Metal Products, Inc. and The CIT Group/Equipment Financing, Inc.	Previously filed as an exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended December 31, 1996

(10)(q)	Letter Agreement between James R. Harpster and Cold Metal Products, Inc.	Previously filed as an exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended September 30, 1998

(10)(r)	Letter Agreement between John A. Watson and Cold Metal Products, Inc.	Previously filed as an exhibit to the Company’s 1999 Annual Report on Form 10-K filed on June 29, 1999

(10)(s)	Letter Agreement between Gordon A. Wilber and Cold Metal Products, Inc.	Previously filed as an exhibit to the Company’s 1999 Annual Report on Form 10-K filed on June 29, 1999

(10)(t)	Letter Agreement between Allen R. Morrow and Cold Metal Products, Inc.	Previously filed as an exhibit to the Company’s 1999 Annual Report on Form 10-K filed on June 29, 1999

(10)(u)	Supplemental Executive Retirement Agreement and Cold Metal Products, Inc.	Previously filed as an exhibit to the Company’s 1999 Annual Report on Form 10-K filed on June 29, 1999

(10)(v)	Letter Agreement between John E. Sloe and Cold Metal Products, Inc.	Previously filed as an exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended June 30, 1999

(10)(w)	Master Lease Agreement between National City Leasing Corporation and Cold Metal Products, Inc.	Previously filed as an exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended December 31, 1999

(10)(x)	Lease Agreement between Cold Metal Products, Inc. and John M. Fayad dated March 31, 2000	Previously filed as an exhibit to the Company’s Form 10-K on June 27, 2000.

(21)	Subsidiaries of Registrant	Previously filed as an exhibit to the Company’s Form 10-K on June 27, 2000.

(23)	Independent Auditors’ Consent	Filed herein

(B) Reports on Form 8-K

      None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLD METAL PRODUCTS, INC.

June 29, 2001	By	/s/ Raymond P. Torok

Raymond P. Torok President and Chief Executive Officer

	By	/s/ Joseph C. Horvath

Joseph C. Horvath Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 29, 2001, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Heidi A. Nauleau	Chairman of the Board of Directors

Heidi A. Nauleau

/s/ Raymond P. Torok	President, Chief Executive Officer and Director
(Principal Executive Officer)
Raymond P. Torok

/s/ R. Quintus Anderson	Chairman of Executive Committee

R. Quintus Anderson

/s/ Wilbur J. Berner	Director

Wilbur J. Berner

/s/ Claude F. Kronk	Director

Claude F. Kronk

/s/ Robert D. Neary	Director

Robert D. Neary

/s/ Peter B. Sullivan	Director

Peter B. Sullivan