Form 10-Q
period 2001-06-30
COLD METAL PRODUCTS INC
filed 2001-08-14
CIK 918653

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark one)

[T]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended JUNE 30, 2001

                        or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[T] No [ ]


Number of shares of Common Stock outstanding as of July 31, 2001:  6,384,491

                            COLD METAL PRODUCTS, INC.

                                  SEC FORM 10-Q
                           Quarter Ended June 30, 2001



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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................................10


PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings ............................................................................................11
Item 2.   Changes in Securities.........................................................................................11
Item 3.   Defaults Upon Senior Securities...............................................................................11
Item 4.   Submission of Matters to a Vote of Security Holders...........................................................11
Item 5.   Other Information.............................................................................................11
Item 6.   Exhibits and Reports on Form 8-K..............................................................................11
Signatures..............................................................................................................12

                         PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS



                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 Three Months Ended
                                                                      June 30,
                                                            2001                   2000
                                                         ----------             ----------

Net sales                                                $   44,820             $   60,300

Cost of sales                                                40,882                 53,862
                                                         ----------             ----------

Gross profit                                                  3,938                  6,438

Selling, general, and administrative expenses                 3,730                  4,050

Interest expense                                                980                  1,203
                                                         ----------             ----------

(Loss) income before income taxes                              (772)                 1,185

Income tax (benefit) expense                                   (290)                   420
                                                         ----------             ----------

Net (loss) income                                        $     (482)            $      765
                                                         ==========             ==========


Basic and diluted net (loss) income per share            $    (0.08)            $     0.12
                                                         ==========             ==========


Weighted average shares outstanding:
Basic                                                     6,398,440              6,391,006
                                                         ==========             ==========

Diluted                                                   6,398,440              6,453,665
                                                         ==========             ==========


          See notes to condensed consolidated financial statements

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                  June 30,              March 31,
                                                                    2001                  2001
                                                                  ---------             ---------

Assets:
Cash                                                               $  1,642              $  1,547
Receivables                                                          26,330                25,239
Inventories                                                          30,287                34,436
Prepaid and other current assets                                      2,902                 3,297
                                                                   --------              --------
            Total current assets                                     61,161                64,519
Property, plant and equipment - at cost                              80,223                79,387
Less accumulated depreciation                                       (40,179)              (38,963)
                                                                   --------              --------
            Property, plant and equipment - net                      40,044                40,424
Other assets                                                         18,436                18,308
                                                                   --------              --------

            Total assets                                           $119,641              $123,251
                                                                   ========              ========

Liabilities and shareholders' equity:
Short-term debt                                                    $  2,677              $  4,818
Accounts payable                                                     15,566                15,756
Other current liabilities                                             7,502                 8,365
                                                                   --------              --------
            Total current liabilities                                25,745                28,939
Long-term debt                                                       58,875                59,383
Postretirement benefits                                              18,315                18,432
Shareholders' equity:
Common stock, $.01 par value; 15,000,000 shares
  authorized; 7,532,250 shares issued                                    75                    75
Additional paid-in capital                                           25,310                25,302
Retained earnings                                                     3,647                 4,129
Accumulated other comprehensive loss                                 (6,763)               (7,446)
Less treasury stock, 1,147,759 shares, at cost                       (5,563)               (5,563)
                                                                   --------              --------
            Total shareholders' equity                               16,706                16,497
                                                                   --------              --------

            Total liabilities and shareholders' equity             $119,641              $123,251
                                                                   ========              ========



            See notes to condensed consolidated financial statements

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                              June 30,
                                                                      2001                 2000
                                                                    --------             --------

Cash flows from operating activities:
   Net (loss) income                                                $   (482)            $    765
   Adjustments to reconcile net income to cash
      provided by (used in) operating activities:
     Depreciation and amortization                                       973                1,053
     Other items                                                         (40)                  10
     Changes in operating assets and liabilities:
        Accounts receivable                                             (792)               3,038
        Inventory                                                      4,449               (6,463)
        Prepaid expenses and other assets                                355                 (110)
        Accounts payable                                                (401)               2,011
        Accrued expense and other                                     (1,068)              (2,251)
                                                                    --------             --------
     Net cash provided by (used in) operating activities               2,994               (1,947)

Cash flows from investing activities:
   Additions to property, plant and equipment                           (309)              (1,510)
   Acquisition of Alkar                                                   --                 (137)
                                                                    --------             --------
     Net cash (used in) investing activities                            (309)              (1,647)

Cash flows from financing activities:
   Proceeds from revolving credit and term loan facility              31,595               47,224
   Payments of revolving credit and term loan facility               (33,775)             (42,234)
   Payments of other debt                                               (469)                (730)
   Payment of dividends                                                   --                 (318)
                                                                    --------             --------
     Net cash (used in) provided by financing activities              (2,649)               3,942

Net increase in cash                                                      36                  348
Effect of translation adjustment                                          59                  (22)
Cash at beginning of period                                            1,547                1,559
                                                                    --------             --------

Cash at end of period                                               $  1,642             $  1,885
                                                                    ========             ========


            See notes to condensed consolidated financial statements

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  OPINION OF MANAGEMENT

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Cold Metal Products, Inc. and Subsidiaries (the Company) as of June 30, 2001 and March 31, 2001, and the results of its operations and cash flows for the three month periods ended June 30, 2001 and 2000. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

         The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the audited consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended March 31, 2001.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which the Company adopted in the fourth quarter of fiscal 2001. EITF 00-10 provides that all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods sold and should be classified as revenue. The Company previously offset freight revenues against freight expenses within cost of sales. Accordingly, $933,000 of freight amounts billed to customers in the quarter ended June 30, 2000 has been reclassified to revenues to conform to the presentation for the quarter ended June 30, 2001. This reclassification had no effect on the dollar amount of the Company's gross profit or net income.

         The FASB issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of this standard by the Company on April 1, 2001 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

          In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and proscribes that all business combinations are to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment only approach. The Company is still evaluating the effect of adopting these pronouncements on its financial statements. Amortization expense associated with goodwill was $73,000, or $0.01 per share, during each of the quarters ended June 30, 2001 and 2000, respectively.

NOTE 3.  RESULTS OF FOREIGN OPERATIONS

         The Company operates in one business segment, intermediate steel processing. The Company derived $32.3 million and $43.4 million of revenues from customers in the United States during the three months ended June 30, 2001 and 2000, respectively. The Company had long-lived assets in the United States of $52.2 million and $49.3 million at June 30, 2001 and 2000, respectively. The remainder of the Company's revenues and long-lived assets are related principally to customers and operations in Canada.

NOTE 4.  INVENTORIES

                          June 30, 2001      March 31, 2001
                          -------------      --------------
                                   (In thousands)

Raw Materials                $13,227            $16,228
Work-in-process               11,104             10,174
Finished goods                 5,956              8,034
                             -------            -------

Total inventories            $30,287            $34,436
                             =======            =======


NOTE 5. COMPREHENSIVE INCOME

         Comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustment for the period. Translation adjustments were $683,000 and ($400,000) for the three months ended June 30, 2001 and 2000, respectively. Total comprehensive income (loss) for the three months ended June 30, 2001 and 2000 was $.2 million and $.4 million, respectively.

NOTE 6. DEBT

         As of June 30, 2001, the Company's short and long-term debt includes $44.4 million of borrowings under a committed revolving credit and term-loan facility that extends to April 2004, and $15.3 million of borrowings under a term loan. In May 2001, the Company reached agreements with its senior secured creditors that amend certain financial covenants related to the Company's net worth and financial leverage to take into consideration prevailing market conditions. Management anticipates that it will be able to comply with the terms of its borrowing agreements, as amended.

NOTE 7. SPECIAL CHARGES

         As part of its efforts to rationalize capacity with current market conditions, in fiscal 2001 the Company restructured its manufacturing operations by adopting a plan to discontinue manufacturing at its New Britain, Connecticut facility and reduce the size of its Hamilton, Ontario facility workforce. These actions resulted in special charges totaling $2.2 million being recognized in the second half of fiscal 2001, including a $1.3 million charge for equipment impairment and reduction in force costs of $.9 million. Subsequent to June 30, 2001 additional employee termination benefits approximating .4 million were negotiated and will be recognized in the second quarter of fiscal 2002. Payments made in the first quarter of fiscal year 2002 in connection with reduction in force efforts approximated $.2 million. Management estimates that substantially all remaining reduction in force costs will be paid in the current fiscal year.

ITEM 2.

COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of financial condition and results of operations during the periods included in the accompanying condensed consolidated financial statements and should be read in conjunction with the annual financial statements.

Results of Operations

         The following table presents the Company's results of operations as a percentage of net sales:

                                                             JUNE 30,
                                                        2001           2000
                                                        -----          -----

Net sales                                               100.0%         100.0%
Cost of sales                                            91.2           89.3
                                                        -----          -----
Gross profit                                              8.8           10.7
Selling, general, and administrative expenses             8.3            6.7
Interest expense                                          2.2            2.0
                                                        -----          -----
(Loss) income before income taxes                        (1.7)           2.0
Income tax (benefit) expense                             (0.6)           0.7
                                                        -----          -----

Net income (loss)                                        (1.1)%          1.3%
                                                        =====          =====

         Net sales for the three months ended June 30, 2001 were $44.8 million, a decrease of $15.5 million or 25.7% less than the Company's net sales for the corresponding period ended June 30, 2000. Volume of tons shipped decreased 19.5% that accounted for $11.8 million of revenue decline, while the effect of lower priced product mix contributed to a $3.7 million decline in revenues.

         Gross profit for the three months ended June 30, 2001 was $3.9 million or 8.8% of net sales, a $2.5 million decrease over the three months ended June 30, 2000. The primary factor contributing to the gross margin decreases for the three months ended June 30, 2001 was the effect of low activity levels, especially in relation to the high fixed cost operating structure.

         Selling, general and administrative costs of $3.7 million for the three months ended June 30, 2001 represented 8.3% of net sales compared to $4.1 million selling and administrative costs, or 6.7% of net sales for the three months ended June 30, 2000. The decrease relates primarily to cost reduction initiatives reducing personnel and other costs.

         Interest expense was $1.0 million, or 2.2% of net sales for the three months ended June 30, 2001 compared to $1.2 million or 2.0% of net sales for the three months ended June 30, 2000. The reduction in expense was principally attributable to the reduction in interest rates.

         Loss before income taxes was $(0.8) million, or 1.7% of net sales for the three months ended June 30, 2001, compared to $1.2 million of income before income taxes, or 2.0% of sales for the three months ended June 30, 2000 for the reasons described above.

         The Company has recognized an income tax (benefit) of $(.3) million, or (0.6)% of net sales for the three months ended June 30, 2001 compared to income tax expense of $.4 million, or 0.7% of net sales for the three months ended June 30, 2000. The effective tax rate was 37.6% for the three months ended June 30, 2001, compared to 35.4% for the three months ended June 30, 2000.

         Net (loss) for the three months ended June 30, 2001 was $(.5) million, or $(.08) per share as compared to net income of $.8 million, or $.12 per share for the three months ended June 30, 2000.

Liquidity and Capital Resources

         During the three months ended June 30, 2001, operating activities provided $3.0 million in cash, compared to cash used of $1.9 million for the three months ended June 30, 2000. Net loss for the first three months of fiscal 2002, adjusted for depreciation and amortization, provided approximately $.5 million compared to $1.8 million in the corresponding quarter of the prior year. The remaining $2.5 million increase in cash from operations during the current quarter was caused largely by the Company's reducing its investment in inventory by $4.4 million, offset by increases in trade accounts receivable and reductions in accounts payable and accrued expenses that used cash of $.8 million and $1.5 million respectively. This compares to $3.8 million of cash used to fund working capital investments in the first quarter of fiscal 2001, comprised principally of a $6.5 million increase in inventory offset by reductions in trade accounts receivable.

         Cash consumed by investing activities, principally reflecting the acquisition of capital assets, was $.3 million in the quarter ended June 30, 2001, compared to an investment of $1.5 million in the corresponding quarter of the prior year, reflecting steps taken by the Company to limit capital investment during the current weak market environment to capital maintenance levels.

         Net cash flows used by financing activities of $2.6 million for the three months ended June 30, 2001 were the result of cash provided by operations being used to principally reduce bank indebtedness. This compares to an increase in borrowing activity during the first quarter of the prior year, primarily to finance inventory growth.

         Following a period of significant growth through the first half of the prior fiscal year, the Company continues to experience significant weakness in market conditions. Operating results have been affected by price declines necessary to maintain market share in a weak and highly competitive market, partially offset by the Company's ability to obtain favorable material pricing from its suppliers. At the present time, management believes that current market conditions will prevail well into the second half of calendar 2001 and the Company will continue to take steps to improve its operating cost structure by matching production capacity with prevailing market demand. In addition, the Company expects to continue to reduce its overall investment in working capital and limit capital expenditures, but plans to selectively invest in certain inventory grades to be better positioned to capture additional market share. Accordingly, during this time the Company will continue to be dependent upon its credit facilities to support operating and capital asset financing needs. The Company's primary lending arrangement provides up to a maximum of $70 million of borrowing availability, of which $44.4 million was outstanding and $9.8 million of borrowing availability existed at June 30, 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's major market risk exposure is in the areas of possible fluctuations in interest rates as they relate to its variable rate debt and Canadian dollar currency rate fluctuations as they relate to U.S. dollar debt carried on the books of the Canadian subsidiary. The Company generally does not enter into derivative financial investments for trading or speculation purposes. The Company would be sensitive to a 10% market rate change in interest rate in the approximate annual after-tax amount of $.2 million. The Company would be sensitive to a 10% change in Canadian currency exchange rate in the approximate after-tax amount of $.2 million. As a result, the Company believes that its market risk exposure is not material to the company's financial position, liquidity or results of operations.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

         The Company is not involved in any legal proceedings that are material to its financial position.


ITEM 2.  CHANGE IN SECURITIES

         There have been no changes in securities.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Note 6 to the Financial Statements included as Item 1 of Part I of this Report is incorporated by reference as Item 3 of this Part II.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There have been no submissions of matters to a vote of security holders.


ITEM 5.  OTHER INFORMATION

         There is no other information to report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibit Number and Description -

                  10(a)(i) Amendment No. 1 and Waiver Agreement among Cold Metal Products, Inc, Alkar Steel Corporation and GMAC Commercial Credit, LLC entered into as of May 16,2001.

                  10(p)(i) Letter dated May 16, 2001 from CIT Group/Equipment Financing to Cold Metal Products, Inc. waiving and amending certain financial covenants.

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

August 14, 2001