Form 10-Q
period 2001-09-30
COLD METAL PRODUCTS INC
filed 2001-11-14
CIK 918653

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended SEPTEMBER 30, 2001

                           or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock outstanding as of October 31, 2001: 6,384,491

                            COLD METAL PRODUCTS, INC.
                                  SEC FORM 10-Q
                        Quarter Ended September 30, 2001



                                      INDEX


                                                                                                 Page
                                                                                                  No.
                                                                                                  ---
PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Statements of Operations ...................................................3
Condensed Consolidated Balance Sheets..............................................................4
Condensed Consolidated Statements of Cash Flows....................................................5
Notes to Condensed Consolidated Financial Statements...............................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations......9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................11

PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings ......................................................................12
Item 2.   Changes in Securities...................................................................12
Item 3.   Defaults Upon Senior Securities.........................................................12
Item 4.   Submission of Matters to a Vote of Security Holders.....................................12
Item 5.   Other Information.......................................................................12
Item 6.   Exhibits and Reports on Form 8-K........................................................12
          Signatures..............................................................................13


                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                       Three Months Ended                  Six Months Ended
                                                          September 30,                      September 30,
                                                      2001             2000              2001             2000
                                                ---------------------------------- ----------------------------------
Net sales                                               $40,190          $58,057           $85,011         $118,357
Cost of sales                                            38,100           52,597            78,983          106,459
                                                ---------------------------------- ----------------------------------
              Gross profit                                2,090            5,460             6,028           11,898

Selling, general and administrative expenses              3,703            4,446             7,434            8,496
Special charges                                             340                0               340                0
Interest expense                                            917            1,263             1,896            2,466
                                                ---------------------------------- ----------------------------------
(Loss) income before income taxes                        (2,870)            (249)           (3,642)             936
Income tax (benefit) expense                             (1,087)             (76)           (1,377)             344
                                                ---------------------------------- ----------------------------------
              Net (loss) income                         $(1,783)         $  (173)          $(2,265)        $    592
                                                ================================== ==================================

Basic and diluted net (loss) income per share            $(0.28)          $(0.03)           $(0.35)           $0.09
                                                ================================== ==================================

Weighted average shares outstanding:
   Basic                                              6,404,962        6,391,471         6,401,719        6,391,240
                                                ================================== ==================================
   Diluted                                            6,404,962        6,393,017         6,401,719        6,423,175
                                                ================================== ==================================




            See notes to condensed consolidated financial statements.

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


                                                                        September 30,       March 31,
                                                                             2001             2001
                                                                      ------------------------------------
Assets:
   Cash                                                                    $    1,442            $1,547
   Accounts receivable                                                         24,779            25,239
   Inventories                                                                 28,128            34,436
   Prepaid and other current assets                                             2,786             3,297
                                                                      ------------------------------------
                  Total current assets                                         57,135            64,519

Property, plant and equipment - at cost                                        79,932            79,387
Less accumulated depreciation                                                 (40,799)          (38,963)
                                                                      ------------------------------------
                  Property, plant and equipment - net                          39,133            40,424
Other assets                                                                   19,421            18,308
                                                                      ------------------------------------
                  Total assets                                               $115,689          $123,251
                                                                      ====================================

Liabilities and shareholders' equity:
   Short-term debt                                                         $    4,156        $    4,818
   Accounts payable                                                            16,301            15,756
   Other current liabilities                                                    7,712             8,365
                                                                      ------------------------------------
                  Total current liabilities                                    28,169            28,939

Long-term debt                                                                 55,144            59,383
Postretirement benefits                                                        18,148            18,432

Shareholders' equity:
   Common stock. $.01 par value; 15,000,000 shares authorized;
     7,532,250 shares issued                                                       75                75
   Additional paid-in capital                                                  25,318            25,302
   Retained earnings                                                            1,864             4,129
   Accumulated other comprehensive loss                                        (7,466)           (7,546)
   Less treasury stock, 1,147,759 shares, at cost                              (5,563)           (5,563)
                                                                      ------------------------------------
                  Total shareholders' equity                                   14,228            16,497
                                                                      ------------------------------------
                  Total liabilities and shareholders' equity                 $115,689          $123,251
                                                                      ====================================




            See notes to condensed consolidated financial statements.

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                    Six Months Ended
                                                                                      September 30,
                                                                                  2001             2000
                                                                            ----------------------------------
Cash flows from operating activities:
   Net (loss) income                                                             $  (2,265)      $      592
   Adjustments to reconcile net income (loss) to cash provided by
     (used in) operating activities:
       Depreciation and amortization                                                 1,993            2,059
       Special charges                                                                 340                0
       Deferred taxes                                                               (1,334)               0
       Other items                                                                      90               44
       Changes in operating assets and liabilities:
         Accounts receivable                                                           435               75
         Inventories                                                                 6,323           (3,701)
         Prepaid and other assets                                                      468            1,213
         Accounts payable                                                              550           (2,881)
         Other liabilities                                                          (1,203)          (3,054)
                                                                            ----------------------------------
                  Net cash provided by (used in) operating activities                5,397           (5,653)

Cash flows from investing activities:
   Additions to property, plant and equipment                                         (514)          (2,874)
   Acquisition of Alkar                                                                  0             (137)
                                                                            ----------------------------------
                  Net cash used in investing activities                               (514)          (3,011)

Cash flows from financing activities:
   Proceeds from revolving credit and term loan facility                            59,832           95,255
   Payments of revolving credit and term loan facility                             (63,784)         (85,647)
   Payment of other debt                                                              (948)            (870)
   Payment of dividends                                                                  0             (639)
                                                                            ----------------------------------
                  Net cash (used in) provided by financing activities               (4,900)           8,099
                                                                            ----------------------------------

                  Net decrease in cash                                                 (17)            (565)

Effect of translation adjustment                                                       (88)             (18)
Cash at beginning of period                                                          1,547            1,559
                                                                            ----------------------------------
                  Cash at end of period                                          $   1,442       $      976
                                                                            ==================================




            See notes to condensed consolidated financial statements.

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. OPINION OF MANAGEMENT

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Cold Metal Products, Inc. and Subsidiaries (the Company) as of September 30, 2001 and March 31, 2001, and the results of its operations and cash flows for the three and six month periods ended September 30, 2001 and 2000. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which the Company adopted in the fourth quarter of fiscal 2001. EITF 00-10 provides that all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods sold and should be classified as revenue. The Company previously offset freight revenues against freight expenses within cost of sales. Accordingly, $934,000 and $1,867,000 of freight billed to customers in the quarter and six months ended September 30, 2000 has been reclassified to revenues to conform to the presentations for the quarter and six months ended September 30, 2001. This reclassification had no effect on the dollar amount of the Company's gross profit or net income.

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

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and proscribes that all business combinations are to be accounted for using one method, the purchase method, and is required to be adopted for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets," and is effective for all fiscal years beginning after December 15, 2001. It changes the accounting for goodwill from an amortization method to an impairment only approach. The Company has not completed its assessment of the effect of adopting these pronouncements on its financial statements. Amortization expense associated with goodwill was $73,000, or $0.01 per share, during each of the quarters ended September 30, 2001 and 2000, and $146,000 during the six months ended September 30, 2001 and 2000, respectively.

The FASB also issued Statement No. 143 Accounting for Asset Retirement Obligations ("SFAS 143") in June 2001. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, with subsequent adjustments occurring as changes to estimates of the settlement obligation become known. A corresponding increase in the carrying amount of the related long-lived asset is recognized and is subject to depreciation over the remaining useful life of the asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is required to be adopted for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company has not completed its assessment of the effect of adopting this pronouncement on its financial statements.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). The statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of. SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial statements.

NOTE 3. RESULTS OF FOREIGN OPERATIONS

     The Company operates in one business segment, intermediate steel processing. The Company derived revenues from customers in the United States of approximately $28 million and $43 million for the quarters ended September 30, 2001 and 2000 and $60 million and $86 million during the six months ended September 30, 2001 and 2000. The Company had long-lived assets in the United States totaling approximately $53 million. The remainder of the Company's revenues and long-lived assets are principally related to customers and operations in Canada.

NOTE 4. INVENTORIES

                                            September 30,         March 31,
                                                 2001               2001
                                         -------------------------------------

Raw materials                                $11,023,000         $16,228,000
Work-in-process                               11,558,000          10,174,000
Finished goods                                 5,547,000           8,034,000
                                         -------------------------------------
              Total inventories              $28,128,000         $34,436,000
                                         =====================================

NOTE 5. COMPREHENSIVE INCOME

     Comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustment for the period. Translation adjustments were ($704,000) and ($257,000) during the quarter ended September 30, 2001 and 2000, and ($21,000) and ($655,000) for the six months ended September 30, 2001 and 2000, respectively. Total comprehensive income (loss) was ($2.5 million) and ($.4 million) for the quarter ended September 30, 2001 and 2000, and ($2.3 million) and ($.1 million) for the six months ended September 30, 2001 and 2000, respectively.

NOTE 6. DEBT

     As of September 30, 2001, the Company's short and long-term debt includes $42.6 million of borrowings under a committed revolving credit and term-loan facility that extends to April 2004, and $14.8 million of borrowings under a term loan. On September 30, 2001 the Company was not in compliance with certain financial ratios contained in the loan agreements, as amended, that pertain to minimum net worth and financial leverage measurements. In November 2001 the Company reached agreements with its senior secured creditors that further amend these financial covenants to take into consideration prevailing market conditions. Management of the Company anticipates that it will be able to comply with the terms of its borrowing agreements, as amended.

NOTE 7. SPECIAL CHARGES

     During the last quarter of fiscal 2001, the Company adopted a plan to permanently idle its New Britain, Connecticut facility and reduce production at its Hamilton, Ontario facility as part of the efforts to rationalize operating capacity. The costs associated with reductions in force approximated $900,000. During the quarter ended September 30, 2001 the Company incurred an additional $340,0000 charge relating to negotiated severance costs for hourly employees covered by a collective bargaining agreement. As of September 30, 2001 approximately $450,000 of such costs had been paid, with the remaining amounts owed expected to be settled during the remainder of this fiscal year.

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

RESULTS OF OPERATIONS

     The following table presents the Company's results of operations as a percentage of net sales:


                                                    Three Months Ended                Six Months Ended
                                                       September 30,                    September 30,
                                                     2001           2000        2001           2000
                                                 --------------------------  --------------------------
Net sales                                           100.0%         100.0%      100.0%         100.0%
Cost of sales                                        94.8           90.6        92.9           89.9
                                                 --------------------------  --------------------------
              Gross profit                            5.2            9.4         7.1           10.1

Selling, general, and administrative expenses         9.2            7.7         8.7            7.2
Special charge                                        0.8            0.0         0.4            0.0
Interest expense                                      2.3            2.1         2.2            2.1
                                                 --------------------------  --------------------------
              (Loss) income before income taxes      (7.1)          (0.4)       (4.3)           0.8
Income tax (benefit) expense                         (2.7)          (0.1)       (1.6)           0.3
                                                 --------------------------  --------------------------
              Net (loss) income                      (4.4)%         (0.3)%      (2.7)%          0.5%
                                                 ==========================  ==========================


     Net sales for the three months ended September 30, 2001 were $40.2 million, a decrease of $17.9 million or 30.8% less than the Company's net sales for the corresponding period ended September 30, 2000. Volume of tons shipped decreased 22.6%, which accounted for $13.1 million of revenue decline, while the effect of lower priced product mix contributed to a $4.8 million decline in revenues. For the six months ended September 30, 2001 net sales were $85.0 million, a decrease of $33.3 million or 28.2% less than the Company's net sales for the corresponding period ended September 30, 2000. Volume of tons shipped decreased 21.5%, which accounted for $25.4 million of revenue decline, while the effect of lower priced product mix contributed to a $7.9 million decline in revenues.

     Gross profit for the three months ended September 30, 2001 was $2.1 million or 5.2% of net sales, a $3.4million decrease over the three months ended September 30, 2000. For the six months ended September 30, 2001, gross profit was $6.0 million or 7.1% of net sales, which represents a $5.9 million decrease over the comparable period in the previous fiscal year. The primary factor contributing to the gross margin decreases for the three month and six month periods ended September 30, 2001 was the inability to obtain material cost reductions sufficient to offset selling price reductions in the Company's market place, as well as the effect of low volume levels on the Company's capacity utilization and fixed cost operating structure.

     Selling, general and administrative costs of $3.7 million for the three months ended September 30, 2001 represented 9.2% of net sales compared to $4.4 million selling and administrative costs, or 7.7% of net sales for the three months ended September 30, 2000. For the six months ended September 30, 2001, selling, general and administrative costs were $7.4 million or 8.7% of net sales, reflecting a $1.1 million decrease in selling, general and administrative costs compared to the six months ended September 30, 2000. The decrease in these costs relates primarily to cost reduction initiatives that centralized certain activities and reduced personnel. During the quarter ended September 30, 2001, the Company recognized special charges totaling $340,000, or 0.8% of sales, associated with the final stages of the idling of its manufacturing facility in New Britain, Connecticut. These costs related principally to negotiated severance costs for employees working under the terms of a collective bargaining agreement.

     Interest expense was $0.9 million, or 2.3% of net sales for the three months ended September 30, 2001 compared to $1.3 million or 2.2% of net sales for the three months ended September 30, 2000. For the six months ended September 30, 2001, interest costs declined approximately $0.6 million to $1.9 million or 2.2% of net sales, compared to the corresponding period in the prior year when such costs totaled $2.5 million, or 2.1% of sales. The reduction in interest expense is largely attributable to the decline in interest rates taking effect since early 2001.

     Loss before income taxes was $2.9 million, or 7.1% of net sales for the three months ended September 30, 2001, compared to $0.2 million of loss before income taxes, or 0.4% of sales for the three months ended September 30, 2000. For the six months ended September 30, 2001, loss before income taxes totaled $3.6 million, or 4.3% of net sales, compared to income before taxes of $900,000 for the six months ended September 30, 2000. This performance directly relates to the significant decline in demand experienced in the weak 2001 economy, and the impact of the resulting substantial decline in sales volumes.

     The Company has recognized an income tax benefit of $1.1 million, or 2.7% of net sales for the three months ended September 30, 2001 compared to an income tax benefit of $0.1 million, or .1% of net sales for the three months ended September 30, 2000. For the six months ended September 30, 2001, the income tax benefit was $1.4 million, or 1.6% of sales, compared to income tax expense of $0.3 million, or 0.3% of sales for the corresponding period in the prior fiscal year.

     Net loss for the three months ended September 30, 2001 was $1.8 million, or $0.28 per share as compared to net loss of $0.2 million, or $.03 per share for the three months ended September 30, 2000. For the six months ended September 30, 2001, net loss was $2.3 million, or $0.35 per share as compared to net income of $0.6 million, or $.09 per share for the six months ended September 30, 2000.

     Operating results continue to be affected by significant weakness in market conditions that began in the second quarter of the previous fiscal year. This continued market weakness has led to pricing declines necessary to maintain market share that have not been fully offset with favorable material pricing from its suppliers; however management believes that this situation is temporary as it evaluates new sources of supply.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended September 30, 2001, operating activities provided $5.4 million in cash compared to cash used of $5.7 million for the six months ended September 30, 2000. Net loss for the first six months of fiscal 2002, adjusted for depreciation and other non-cash charges, used approximately $1.2 million of cash compared to $2.7 million of cash provided in the corresponding period of the prior year. However, as a result of working capital management, including the Company's reduction of inventory by $6.3 million, the Company was able to generate cash from operations. This compares to the comparable period in the prior year when an inventory build of $3.7 million and other working capital changes using $4.7 million contributed to the $5.7 million net use of cash from operations. The Company also limited its capital investment to maintenance levels, spending only

$0.5 million in the first half of fiscal 2002 compared to capital spending of $2.9 million in the first half of the prior year.

     Net cash flows used by financing activities of $4.9 million for the six months ended September 30, 2001 were the result of using cash provided by operations to reduce bank indebtedness. This compares to an increase in borrowing activity during the first half of the prior year, primarily to finance inventory growth, prior to the significant downturn in business conditions.

     The recent events associated with the terrorist attacks have sent enough uncertainty through the marketplace that management anticipates will prevail through the end of calendar 2001. The Company continues to take steps to improve its operating cost structure by matching production capacity with prevailing market demand. In addition, the Company expects to continue to reduce its overall investment in working capital and limit capital expenditures. Accordingly, during this time the Company will continue to be dependent upon its credit facilities to support operating and capital asset financing needs. The Company's primary lending arrangement provides up to a maximum of $70 million of borrowing availability, of which $42.6 million was outstanding and $9.2 million of borrowing availability existed at September 30, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's major market risk exposure is in the areas of possible fluctuations in interest rates as they relate to its variable rate debt and Canadian dollar currency rate fluctuations as they relate to U.S. dollar debt carried on the books of the Canadian subsidiary. The Company generally does not enter into derivative financial investments for trading or speculation purposes. The Company would be sensitive to a 10% market rate change in interest rate in the approximate annual after-tax amount of $100,000. The Company would be sensitive to a 10% change in Canadian currency exchange rate in the approximate after-tax amount of $100,000. As a result, the Company believes that its market risk exposure is not material to the company's financial position, liquidity or results of operations.

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

     (a) The Company's Annual Meeting of Shareholders for 2000 was held on July 19, 2001.

     (b)  See Item (c) below

     (c) At the Annual Meeting of Shareholders the following matters were voted:

          1. Seven directors were elected to serve for a term of one year by the following vote:


                                             Share Voted   Share Voted
                                                "For"       "Withheld"
                                          ------------------------------

               R. Quintus Anderson            6,237,247       5,008
               Wilbur J. Berner               6,237,247       5,008
               Claude F. Kronk                6,237,247       5,008
               Heidi A. Nauleau               6,237,247       5,008
               Robert D. Neary                6,237,247       5,008
               Peter B. Sullivan              6,237,247       5,008
               Raymond P. Torok               6,236,997       5,258

          2. The selection of Deloitte & Touche LLP as independent auditors for the Company was confirmed, ratified, and approved by a vote of 6, 235,907 shares for 4,648 shares against and 1,700 shares abstaining.

ITEM 5. OTHER INFORMATION

     There is no other information to report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibit Number and Description - None

     (b)  Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Cold Metal Products, Inc.
                                              (Registrant)



                                    /s/ Raymond P. Torok
                                    -------------------------------------------
                                    Raymond P. Torok
                                    President, Chief Executive Officer



                                    /s/ Joseph C.  Horvath
                                    -------------------------------------------
                                    Joseph C. Horvath
                                    Vice-President, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

November 14, 2001