Form 10-Q
period 2001-12-31
COLD METAL PRODUCTS INC
filed 2002-02-14
CIK 918653

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended DECEMBER 31, 2001

                           or

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


Number of shares of Common Stock outstanding as of January 31, 2002:  6,384,491

                            COLD METAL PRODUCTS, INC.
                                  SEC FORM 10-Q
                         Quarter Ended December 31, 2001



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

Item 1.  Financial Statements

Condensed Consolidated Statements of Operations ........................................................................3
Condensed Consolidated Balance Sheets...................................................................................4
Condensed Consolidated Statements of Cash Flows.........................................................................5
Notes to Condensed Consolidated Financial Statements....................................................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........................9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................................11

PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings ...........................................................................................12
Item 2.   Changes in Securities........................................................................................12
Item 3.   Defaults Upon Senior Securities..............................................................................12
Item 4.   Submission of Matters to a Vote of Security Holders..........................................................12
Item 5.   Other Information............................................................................................12
Item 6.   Exhibits and Reports on Form 8-K.............................................................................12
          Signatures...................................................................................................13

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                              Three Months Ended                  Nine Months Ended
                                                                 December 31,                       December 31,
                                                             2001             2000              2001             2000
                                                       ---------------------------------- ----------------------------------

Net sales                                                   $   36,655       $   49,461        $  121,665       $  167,818
Cost of sales                                                   34,133           47,881           113,115          154,340
                                                       ---------------------------------- ----------------------------------
              Gross profit                                       2,522            1,580             8,550           13,478

Selling, general and administrative expenses                     3,793            4,436            11,226           12,932
Special charges                                                                     915               340              915
Interest expense                                                   794            1,305             2,691            3,771
                                                       ---------------------------------- ----------------------------------
(Loss) income before income taxes                               (2,065)          (5,076)           (5,707)          (4,140)
Income tax (benefit) expense                                      (775)          (1,888)           (2,152)          (1,544)
                                                       ---------------------------------- ----------------------------------
              Net (loss) income                             $   (1,290)      $   (3,188)       $   (3,555)      $   (2,596)
                                                       ================================== ==================================

Basic and diluted net (loss) income per share               $    (0.20)      $    (0.50)       $    (0.55)      $   $(0.41)
                                                       ================================== ==================================

Weighted average shares outstanding:
   Basic                                                     6,417,462        6,391,962         6,406,986        6,391,481
                                                       ================================== ==================================
   Diluted                                                   6,417,462        6,391,962         6,406,986        6,391,481
                                                       ================================== ==================================



           See notes to condensed consolidated financial statements.

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


                                                                                           December 31,       March 31,
                                                                                               2001             2001
                                                                                        ------------------------------------
Assets:
   Cash                                                                                        $    660          $  1,547
   Accounts receivable                                                                           20,183            25,239
   Inventories                                                                                   27,679            34,436
   Prepaid and other current assets                                                               2,930             3,297
                                                                                        ------------------------------------
                  Total current assets                                                           51,452            64,519

Property, plant and equipment - at cost                                                          80,276            79,387
Less accumulated depreciation                                                                   (41,475)          (38,963)
                                                                                        ------------------------------------
                  Property, plant and equipment - net                                            38,801            40,424
Other assets                                                                                     20,464            18,308
                                                                                        ------------------------------------
                  Total assets                                                                 $110,717          $123,251
                                                                                        ====================================

Liabilities and shareholders' equity:
   Short-term debt                                                                             $  4,540          $  4,818
   Accounts payable                                                                              12,558            15,756
   Other current liabilities                                                                      8,194             8,365
                                                                                        ------------------------------------
                  Total current liabilities                                                      25,292            28,939

Long-term debt                                                                                   54,625            59,383
Postretirement benefits                                                                          18,005            18,432

Shareholders' equity:
   Common stock. $.01 par value; 15,000,000 shares authorized; 7,532,250 shares
     issued                                                                                          75                75
   Additional paid-in capital                                                                    25,325            25,302
   Retained earnings                                                                                574             4,129
   Accumulated other comprehensive loss                                                          (7,616)           (7,446)
   Less treasury stock, 1,147,759 shares, at cost                                                (5,563)           (5,563)
                                                                                        ------------------------------------
                  Total shareholders' equity                                                     12,795            16,497
                                                                                        ------------------------------------
                  Total liabilities and shareholders' equity                                   $110,717          $123,251
                                                                                        ====================================



           See notes to condensed consolidated financial statements.

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                  Nine Months Ended
                                                                                                    December 31,
                                                                                                2001             2000
                                                                                          ----------------------------------
Cash flows from operating activities:
   Net (loss) income                                                                            $ (3,555)       $  (2,596)
   Adjustments to reconcile net income (loss) to cash provided by (used in)
     operating activities:
       Depreciation and amortization                                                               3,088            3,056
       Special charges                                                                               340              747
       Deferred taxes                                                                             (2,502)          (1,739)
       Other items                                                                                    94               47
       Changes in operating assets and liabilities:
         Accounts receivable                                                                       5,007            6,484
         Inventories                                                                               6,690              (90)
         Prepaid and other assets                                                                    240            1,877
         Accounts payable                                                                         (3,171)          (8,502)
         Other liabilities                                                                          (852)          (3,019)
                                                                                          ----------------------------------
                  Net cash provided by (used in) operating activities                              5,379           (3,735)

Cash flows from investing activities:
   Additions to property, plant and equipment                                                     (1,117)          (4,040)
   Acquisition of Alkar                                                                                0             (137)
                                                                                          ----------------------------------
                  Net cash used in investing activities                                           (1,117)          (4,177)

Cash flows from financing activities:
   Proceeds from revolving credit and term loan facility                                          89,415          138,753
   Payments of revolving credit and term loan facility                                           (93,013)        (127,656)
   Payment of other debt                                                                          (1,437)          (2,219)
   Payment of dividends                                                                                0             (957)
                                                                                          ----------------------------------
                  Net cash (used in) provided by financing activities                             (5,035)           7,921
                                                                                          ----------------------------------

                  Net increase/(decrease) in cash                                                   (773)               9

Effect of translation adjustment                                                                    (114)             (34)
Cash at beginning of period                                                                        1,547            1,559
                                                                                          ----------------------------------
                  Cash at end of period                                                         $    660        $   1,534
                                                                                          ==================================



See notes to condensed consolidated financial statements.

                   COLD METAL PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. OPINION OF MANAGEMENT

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Cold Metal Products, Inc. and Subsidiaries (the Company) as of December 31, 2001 and March 31, 2001, and the results of its operations and cash flows for the three and nine month periods ended December 31, 2001 and 2000. The results of operations for the periods ended December 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which the Company adopted in the fourth quarter of fiscal 2001. EITF 00-10 provides that all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods sold and should be classified as revenue. The Company previously offset freight revenues against freight expenses within cost of sales. Accordingly, $973,000 and $2,840,000 of freight billed to customers in the quarter and nine months ended December 31, 2000 has been reclassified to revenues to conform to the presentations for the quarter and nine months ended December 31, 2001. This reclassification had no effect on the dollar amount of the Company's gross profit or net loss.

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

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and prescribes that all business combinations are to be accounted for using one method, the purchase method, and is required to be adopted for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets," and is effective for all fiscal years beginning after December 15, 2001. It changes the accounting for goodwill from an amortization method to an impairment only approach. The Company has not completed its assessment of the effect of adopting these pronouncements on its financial statements. Amortization expense associated with goodwill was $73,000, or $0.01 per share, during the quarter ended December 30, 2001 and $219,000 during the nine-month period then ended.

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

NOTE 3. RESULTS OF FOREIGN OPERATIONS

         The Company operates in one business segment, intermediate steel processing. The Company derived revenues from customers in the United States of approximately $26 million and $36 million for the quarters ended December 31, 2001 and 2000 and $86 million and $122 million during the nine months ended December 31, 2001 and 2000. The Company had long-lived assets in the United States totaling approximately $52 million. The remainder of the Company's revenues and long-lived assets are principally related to customers and operations in Canada.

NOTE 4. INVENTORIES

                                          December 31,          March 31,
                                             2001                 2001
                                       ---------------------------------------

Raw materials                              $11,819,000         $16,228,000
Work-in-process                              9,525,000          10,174,000
Finished goods                               6,335,000           8,034,000
                                       ---------------------------------------
              Total inventories            $27,679,000         $34,436,000
                                       =======================================

NOTE 5. COMPREHENSIVE INCOME

         Comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustment for the period. Translation adjustments were ($150,000) and $55,000 during the quarter ended December 31, 2001 and 2000, and ($170,000) and ($600,000) for the nine months ended December 31, 2001 and 2000, respectively. Total comprehensive (loss) was ($1.4 million) and ($3.1 million) for the quarter ended December 31, 2001 and 2000, and ($3.7 million) and ($3.2 million) for the nine months ended December 31, 2001 and 2000, respectively.

NOTE 6. DEBT

         As of December 31, 2001, the Company's short and long-term debt includes $43.0 million of borrowings under a committed revolving credit and term-loan facility that extends to April 2004, and $14.4 million of borrowings under a term loan. While the Company was in compliance with the terms of its loan agreements at December 31, 2001, management believes it is possible that the Company will be unable to comply with certain financial ratios over the ensuing twelve months. Factors affecting these expectations include projected operating results, variations of the covenant requirements over time, and working capital needs associated with changing market conditions. In the event that the Company is unable to comply with the financial covenants, amounts currently reported as non-current liabilities may have to be reclassified to current liabilities unless or until the loan agreements are satisfactorily amended.



NOTE 7. SPECIAL CHARGES

         During the third quarter of fiscal 2001, the Company ceased rolling and annealing operations at its New Britain, Connecticut facility, and recognized a $.9 million charge related to the impairment of idled equipment. At March 31, 2001, the Company adopted plans to permanently idle the New Britain facility and reduce production at its Hamilton, Ontario facility as part of its ongoing efforts to rationalize operating capacity. Costs associated with reductions in force approximated $900,000 in the last quarter of fiscal 2001 and $340,000 during the quarter ended September 30, 2001. As of December 31, 2001 approximately $772,000 of such costs had been paid, and it is expected that the remaining amounts owed will be settled in approximately equal amounts over the remainder of fiscal year 2002 and fiscal 2003.

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

Results of Operations
---------------------

         The following table presents the Company's results of operations as a percentage of net sales:

                                                                  Three Months Ended               Nine Months Ended
                                                                     December 31,                     December 31,
                                                                 2001           2000              2001           2000
                                                            -------------------------------  -------------------------------

Net sales                                                        100.0%         100.0%            100.0%         100.0%
Cost of sales                                                     93.1           96.8              93.0           92.0
                                                            -------------------------------  -------------------------------
              Gross profit                                         6.9            3.2               7.0            8.0

Selling, general, and administrative expenses                     10.3            9.0               9.2            7.7
Special charge                                                     -              1.9               0.3            0.6
Interest expense                                                   2.2            2.6               2.2            2.2
                                                            -------------------------------  -------------------------------
              (Loss) income before income taxes                   (5.6)         (10.3)             (4.7)          (2.5)
Income tax (benefit) expense                                      (2.1)          (3.8)             (1.8)          (0.9)
                                                            -------------------------------  -------------------------------
              Net (loss) income                                   (3.5)%         (6.5)%            (2.9)%         (1.6)%
                                                            ===============================  ===============================

         Net sales for the three months ended December 31, 2001 were $36.7 million, a decrease of $12.8 million or 25.9% from the Company's net sales for the corresponding period ended December 31, 2000. Volume of tons shipped decreased 19.6%, which accounted for $9.7 million of revenue decline, while the effect of lower priced product mix contributed to a $3.1 million decline in revenues. For the nine months ended December 31, 2001 net sales were $121.7 million, a decrease of $46.2 million or 27.5% from the Company's net sales for the corresponding period ended December 31, 2000. Volume of tons shipped decreased 20.9%, which accounted for $35.1 million of revenue decline, while the effect of lower priced product mix contributed to an $11.1 million decline in revenues.

         Gross profit for the three months ended December 31, 2001 was $2.5 million or 6.9% of net sales, a $.9 million increase over the three months ended December 31, 2000. For the nine months ended December 31, 2001, gross profit was $8.6 million or 7.0% of net sales, which represents a $4.9 million decrease over the comparable period in the previous fiscal year. The primary factor contributing to the gross margin increase for the three-month period ended December 31, 2001 was a reduction in operating costs associated with the shutdown of the Company's New Britain, Connecticut facility. For the nine month period ended December 31, 2001 the Company saw gross profits decline due to its inability to obtain raw material cost reductions, particularly for higher carbon and alloy products, sufficient to offset selling price reductions in the Company's market place, as well as the effects of the Company's capacity utilization and fixed cost operating structure at significantly lower sales volume levels.

         Selling, general and administrative costs of $3.8 million for the three months ended December 31, 2001 represented 10.3% of net sales compared to $4.4 million selling, general and administrative costs, or 9.0% of net sales for the three months ended December 31, 2000. For the nine months ended December 31, 2001, selling, general and administrative costs were $11.2 million or 9.2% of net sales, reflecting a $1.7 million decrease in selling, general and administrative costs compared to the nine months ended December 31, 2000. The decrease in these costs relates primarily to cost reduction initiatives that centralized certain activities and reduced personnel.

         Interest expense was $0.8 million, or 2.2% of net sales for the three months ended December 31, 2001 compared to $1.3 million or 2.6% of net sales for the three months ended December 31, 2000. For the nine months ended December 31, 2001, interest costs declined approximately $1.1 million to $2.7 million or 2.2% of net sales, compared to the corresponding period in the prior year when such costs totaled $3.8 million, or 2.2% of sales. The reduction in interest expense is largely attributable to the decline in interest rates occurring throughout 2001.

         Loss before income taxes was $2.1 million, or 5.6% of net sales for the three months ended December 31, 2001, compared to $5.1 million of loss before income taxes, or 10.3% of sales for the three months ended December 31, 2000. The loss before income taxes in the three months ended December 31, 2000 included a $915,000 special charge associated with plant closure or downsizing actions. For the nine months ended December 31, 2001, loss before income taxes totaled $5.7 million, or 4.7% of net sales, compared to loss before taxes of $4.1 million for the nine months ended December 31, 2000. Such losses include special charges of $.3 million and $.9 million relating to plant closure or downsizing actions for the nine months ended December 31, 2001 and 2000, respectively. The Company's operating performance directly relates to the substantial decline in sales volume resulting from the affect of the weak 2001 economy on demand for the Company's products.

         The Company has recognized an income tax benefit of $.8 million, or 2.1% of net sales for the three months ended December 31, 2001 compared to an income tax benefit of $1.9 million, or 3.8% of net sales for the three months ended December 31, 2000. For the nine months ended December 31, 2001, the income tax benefit was $2.2 million, or 1.8% of sales, compared to income tax benefit of $1.5 million, or 0.9% of sales for the corresponding period in the prior fiscal year. At December 31, 2001 the Company has net deferred tax assets totaling $13.3 million. The Company evaluates the realization prospects for such assets based on historical and projected operating results, as well as available tax planning strategies and current tax statutes, and it is management's current assessment that it is more likely than not that these deferred tax assets will be realized in the future.

         Net loss for the three months ended December 31, 2001 was $1.3 million, or $0.20 per share as compared to net loss of $3.2 million, or $0.50 per share for the three months ended December 31, 2000. For the nine months ended December 31, 2001, net loss was $3.6 million, or $0.55 per share as compared to net loss of $2.6 million, or $0.41 per share for the six months ended December 31, 2000.

Liquidity and Capital Resources
-------------------------------

         Net loss for the first nine months of fiscal 2002, adjusted for depreciation and other non-cash charges, used approximately $2.5 million of cash for the period compared to $.5 million of cash used in the corresponding period of the prior year. However, as a result of working capital changes, including the Company's reduction of inventory by $6.7 million, the Company was able to generate $5.4 million of cash from operations during the nine months ended December 31 2001. In the comparable period of the prior year, the Company used $3.7 million of cash for operations after taking into consideration working capital changes. The Company continues to monitor cash flows and liquidity, and has limited its capital investment to maintenance levels, spending only $1.1 million during the nine months ended December 31, 2001 compared to capital spending of $4.0 million in the corresponding period of the prior year.

         Net cash flows used by financing activities of $5.0 million for the nine months ended December 31, 2001 were the result of using cash provided by operations to reduce bank indebtedness. This compares to an $8.9 million increase in borrowings during the nine months ended December 31, 2000, primarily to finance working capital needs, capital expenditures and $1.0 million of dividends.

         The Company continues to take steps to improve its operating cost structure by matching production capacity with prevailing market demand. Operating results in the third quarter of fiscal 2002 were in line with estimates despite weaker sales volumes than planned. In the fourth quarter, management expects that overall volumes will increase quarter over quarter for the first time since the first half of the prior fiscal year, as demand for steel products begins to strengthen. There are also signs that pricing will begin to firm as product availability tightens because of reduced sources of supply, the potential for tariffs on steel imports, and anticipated increased demand for steel products. During this time the Company will continue to be dependent upon its credit facilities to support operating and capital asset financing needs.

         The Company's primary lending arrangement provides up to a maximum of $70 million of borrowing availability, of which $43 million was outstanding at December 31, 2001. Currently, the Company has approximately $2.6 million of additional borrowing availability under the terms of the credit agreement. While the Company was in compliance with the terms of its loan agreements at December 31, 2001, management believes it is possible that the Company will be unable to comply with certain financial ratios over the ensuing twelve months. Factors affecting these expectations include projected operating results, variations of the covenant requirements over time, and working capital needs associated with changing market conditions. In the event that the Company is unable to comply with the financial covenants, amounts currently reported as non-current liabilities may have to be reclassified to current liabilities unless or until the loan agreements are satisfactorily amended.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's major market risk exposures are fluctuations in interest rates as they relate to its variable rate debt and Canadian dollar currency rate fluctuations as they relate to U.S. dollar debt carried on the books of the Canadian subsidiary. The Company generally does not enter into derivative financial investments for trading or speculation purposes. A 10% market rate change in interest rate would affect the Company in the approximate annual after-tax amount of $100,000. A 10% change in Canadian currency exchange rate would affect the Company in the approximate after-tax amount of $100,000. As a result, the Company believes that its market risk exposure is not material to its consolidated financial position, liquidity or results of operations.

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

         There has been no submission of matters to a vote of security holders.

ITEM 5. OTHER INFORMATION

         There is no other information to report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)   Exhibit Number and Description -

              10(a)(ii) Amendment No. 2 and Waiver Agreement among Cold Metal Products, Inc, Alkar Steel Corporation and GMAC Commercial Credit, LLC entered into as of November 13, 2001.

              10(p)(ii) Letter dated November 12, 2001 from Tyco Capital (successor to CIT Group/Equipment Financing) to Cold Metal Products, Inc. waiving and amending certain financial covenants.



         (b)  Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Cold Metal Products, Inc.
                                             (Registrant)


                                   /s/ Raymond P. Torok
                                   ---------------------------------------------
                                   Raymond P. Torok
                                   President, Chief Executive Officer


                                   /s/ Joseph C.  Horvath
                                   ---------------------------------------------
                                   Joseph C. Horvath
                                   Vice-President, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

February 14, 2002