Form 10-K
period 2002-03-31
COLD METAL PRODUCTS INC
filed 2002-11-15
CIK 918653

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
                                    ---------


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED MARCH 31, 2002. COMMISSION FILE NUMBER 1-12870.
                                                                    -------


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

YES  X  (excluding this report)        NO
    ---                                   ---


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Trading in the registrant's common stock on the American Stock Exchange was suspended on July 31, 2002. The aggregate market value of the voting common shares, $.01 par value, held by non-affiliates of the registrant as computed by reference to the closing price on the American Stock Exchange on July 30, 2002 was $2,561,125.

THE NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING AS OF SEPTEMBER 30, 2002 WAS 6,402,813.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                            COLD METAL PRODUCTS, INC.

                  FORM 10-K - FISCAL YEAR ENDED MARCH 31, 2002
                  --------------------------------------------


                                TABLE OF CONTENTS
                                -----------------

                   DESCRIPTION                                              PAGE
                   -----------                                              ----

PART I    Item 1   Business...................................................1
               2   Properties.................................................8
               3   Legal Proceedings..........................................9
               4   Submission of Matters to a Vote of Security Holders........9

PART II   Item 5   Market and Dividend Information...........................10
               6   Selected Consolidated Financial Data......................11
               7   Management's Discussion and Analysis of
                   Results of Operations and Financial Condition.............12
               7A  Quantitative and Qualitative Disclosures About
                   Market Risk...............................................17
               8   Financial Statements and Supplementary Data...............18
               9   Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosures...................43

PART III  Item 10  Directors and Executive Officers of the Registrant........43
               11  Executive Compensation....................................46
               12  Security Ownership of Certain Beneficial Owners
                   and Management and Related Stockholder Matters ...........53
               13  Certain Relationships and Related Transactions............55
               14  Controls and Procedures...................................55

PART IV   Item 15  Exhibits, Financial Statement, Schedules
                   and Reports on Form 8-K...................................56

                   Signatures................................................60

                                     PART I
                                     ------


ITEM 1. BUSINESS

General
-------

         Cold Metal Products, Inc. together with its wholly owned subsidiaries (collectively referred to herein as the "Company") is a corporation organized in 1980 under the laws of the State of New York. On August 16, 2002, Cold Metal Products, Inc. and its wholly owned U.S. subsidiary, Alkar Steel Corporation, each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Cold Metal Products, Ltd., a wholly owned Canadian subsidiary, was not affected by the filings. The United States corporations continue operations as debtors-in-possession. Further information about the bankruptcy proceedings and their effect is set forth below in this Form 10-K. The Company is a leading intermediate processor of flat-rolled steel engineered to meet the critical requirements of precision parts manufacturers. As an intermediate processor of flat-rolled steel, the Company purchases coils of rolled steel from primary producers and in some cases from other intermediate steel processors, for further processing using techniques such as cold-rolling, annealing, normalizing, edge-conditioning and oscillate-winding, as well as more basic services of slitting and cutting to length. The Company's products include strip steel for specialty and conventional applications, and to a lesser extent, processed sheet steel. "Specialty" strip is highly engineered to meet customer needs in precision parts manufacturing while "conventional" strip is supplied to high-volume manufacturers whose purchasing criteria emphasize quality, price and service rather than unique specifications.

         Production and distribution of specialty, conventional strip steel and processed sheet steel comprises a single segment of the intermediate steel processing industry, involving inter-related equipment, technology and raw materials. Accordingly, the Company operates in one industry segment.

Products and Services
---------------------

         An intermediate processor of flat-rolled steel, the Company purchases coils of rolled steel from primary producers and processes the steel using techniques such as cold-rolling, annealing and normalizing to alter the gauge thickness and physical properties of the material to permit its use in other manufacturing activities. The Company also performs other highly specialized operations to strip steel, including edge-conditioning and oscillate-winding, as well as the more basic services of slitting and cutting to length. The Company processes and markets over 50 grades of steel, including grades that are custom-designed to meet special customer and application requirements. Product grades include specialty, ultra-low, high and very high carbon steel, alloy, and high strength-low alloy, as well as low and medium carbon commodity grades of steel. The Company discontinued the full process manufacturing of stainless steel in fiscal 2002.

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

         Specialty strip products are highly engineered and customized, processed from flat-rolled coils of steel meeting exacting specifications in multiple rolling, annealing and finishing operations. Specialty strip is used in the manufacture of a variety of products, including bearings, cutting tools and chain saw blades, tape measures, high-tolerance springs and pen clips. Specialty strip production, prior to August 15, 2002, was principally performed at the Company's Indianapolis, Indiana, and Youngstown, Ohio, plants. Effective August 15, 2002 the Company discontinued operations at these two facilities, as more fully discussed below in "Recent Developments." Conventional strip products are generally used in high-volume manufacturing applications that typically have stringent quality requirements. Customer purchasing decisions are usually based on prices offered by processors who can meet those requirements. Conventional strip product applications are used in the manufacture of such products as seat belt parts, transmission parts, industrial chains, door hinges, drawer slides, golf club shafts and other products. Conventional strip production takes place principally at the Company's Ottawa, Ohio and Hamilton, Ontario plants. The Company's subsidiary, Alkar Steel Corporation ("Alkar"), located in Roseville, Michigan, distributes principally to the automotive industry both specialty and conventional strip products produced at the Company's facilities or purchased from others.

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

         The principal processing techniques--cold-rolling, annealing, slitting, oscillate-winding and finishing--and the related equipment of the Company are described below:

         - Cold-rolling is the process of rolling steel to a specified thickness, temper and finish. Most strip-rolling is performed on reversing mills of three major types: 4-High, 6-High and cluster mills (or "Z-mills"). The Company utilizes all three types.

         - Annealing is a thermal process, which changes the hardness and certain metallurgical characteristics of steel. The most common means of softening strip steel for further processing or customer use is by annealing (heating and cooling) stacks of wound coils of strip steel in batch furnaces. All of the Company's strip mills are equipped for batch annealing. The Company's Indianpolis, Indiana and Youngstown, Ohio facilities also utilize continuous annealing lines, which soften the strip steel by uncoiling the strip and passing it through a long temperature-controlled furnace to produce more uniform and grain-normalized properties in the strip. As more fully described in "Recent Developments" section of this Form 10-K, the Company announced the permanent closure of these two specialty strip production facilities. Regarding the Indianapolis facility, the Company and the United Steelworkers of America have agreed to permit the processing of raw materials and work- in- process presently on hand for a period of sixty days in order to further fulfill customer orders, and the Company intends to pursue negotiations with appropriate parties with a view toward longer term operation of that facility. However, there can be no assurance regarding the outcome of any such negotiations.

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

         - Several finishing operations are performed by the Company, including coating and edge-conditioning. Coating, prior to August 15, 2002, was performed internally on an electro-galvanizing line at the Youngstown facility and is also performed by outside vendors for other platings or paints as needed to meet a given customer's needs. Edge-conditioning is the conditioning of edges of processed steel into square, full-round or partially-round shapes by rolling and skiving and is done at several of the Company's plants.

Recent Developments
-------------------

         On August 16, 2002 ("Petition Date") the Cold Metal Products, Inc. and its wholly owned subsidiary, Alkar Steel Corporation, (collectively "Debtors") filed voluntary petitions for reorganization under Chapter 11 ("Chapter 11") of the Federal Bankruptcy Code ("Bankruptcy Code" in the United State Bankruptcy Court in the Northern District of Ohio, Eastern Division ("Court.") Cold Metal Products, Ltd., a wholly owned Canadian subsidiary, was not affected by the filings. With respect to its domestic operations, the Company is managing its business subsequent to the Petition Date, subject to Court approval, as debtor-in-possession. The Debtors attributed the need to reorganize to extremely limited cash availability existing under the terms of its existing credit facilities that made it difficult to meet its financial obligations. Conditions leading up to this situation included nearly two years of declining market conditions for the Company's products and the Company's inability to attain sufficient volume at appropriate price levels to support its fixed cost structure and cost of funds.

         Under Chapter 11 proceedings, actions by creditors to collect claims in existence as the filing date ("pre-petition claims") are stayed ("deferred,") absent specific Court authorization to pay such claims, while the Company continues to manage the business as debtor-in-possession and develops a plan of reorganization that will enable it to emerge from these proceedings. The Company has received approval from the Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages and certain employee benefits, as it develops its plan of reorganization.

         The amount of the claims to be filed by the creditors could be significantly different than the amount of the liabilities recorded by the Company. The Company has many executory contracts and other agreements that could be rejected during the Chapter 11 proceedings. Under these proceedings, the rights of and ultimate payments to pre-petition creditors and to equity investors may be substantially altered. This could result in claims being liquidated in the Chapter 11 proceedings at less (possibly substantially less) than 100% of their face value, and the equity of the Company's equity investors being diluted or cancelled. The Company's pre-petition creditors and its equity investors will each have a vote in the plan of reorganization. Due to material uncertainties, it is not possible to determine the additional amount of claims that may arise or ultimately be filed, or predict the length of time that the Debtors will continue to operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, whether the Company will continue to operate in its present organizational structure, or the effects of the proceedings on the business of the Company and its subsidiaries or on the interests of the various creditors and security holders.

         As a result of the Chapter 11 filings, Events of Default, as defined in the related debt agreements, have occurred with respect to all of the Company's secured and undersecured debt. Subsequent to the Petition Date, the debt acquired under the terms of the DIP financing agreement is deemed secured under the debtor-in possession financing order of the Court and will be classified as a current liability; the undersecured pre-petition debt will be classified as liabilities subject to compromise.

         On August 15, 2002 the Company announced the permanent closure of its specialty strip production facilities located in Indianpolis, Indiana and Youngstown, Ohio. This action was necessitated by the high operating cost structure of these two facilities, particularly the Youngstown facility, and the aforementioned market decline for the Company's products, which was more pronounced for its specialty strip products. The closure of these two facilities resulted in the termination of approximately 200 hourly and salaried employees. The Company has entered into temporary agreements with the United Steelworkers of America, which represents the interests of hourly employees at each of these facilities, to remove finished products from these facilities for delivery to customers. Regarding the Indianapolis facility, the Company and the United Steelworkers of America have further agreed, as duly approved in the Chapter 11 proceedings, to permit the processing of raw materials and work- in- process presently on hand for a period of sixty days in order to further fulfill customer orders, and the Company intends to pursue negotiations with appropriate parties with a view toward longer term operation of that facility. However, there can be no assurance regarding the outcome of any such negotiations.

         On June 11, 2002 the Company entered into a Strategic Alliance and Processing Agreement with Samuel, Son & Co. Limited, a Canadian corporation ("Samuel"). Under this Agreement the Company will make certain of its facilities available for the processing of steel owned by Samuel and will be the exclusive processor of strip steel for Samuel in the North American market. Pursuant to the Agreement, the Company's Hamilton, Ontario facility will be identified as the "Samuel CMP Hamilton Strip Processing Plant," and will be used only for processing products sold by Samuel or the Company, each of which will remain active independently in the market for strip steel.

         As part of its efforts to rationalize capacity with current market conditions during the second half of fiscal 2001, the Company restructured its manufacturing operations by adopting a plan to discontinue manufacturing at its New Britain, Connecticut facility and reduce the size of its Hamilton, Ontario facility workforce. These actions resulted in personnel reductions of approximately 100 salaried and hourly employees.

Raw Materials
-------------

         The primary raw materials used in the Company's operations are hot-rolled and cold-rolled steel coils. Currently, the Company obtains steel for processing from a number of primary steel producers, and to a lesser extent, from other intermediate steel processors. The Company has developed cooperative relationships with its principal suppliers, primarily domestic integrated steel producers, that the Company believes will enable it to assure itself of the availability of steel. The Company has also developed supply relationships with several primary steel producers outside of the U.S. and Canada. Over the last three fiscal years, less than 10% of the Company's steel requirements were purchased from suppliers outside North America. The Company's ability to acquire steel from sources outside the U.S. and Canada affords it access to certain grades required for its specialty strip production and, the Company believes, affords some protection in view of limited steel supply in North America.

         Subsequent to the end of the fiscal year 2002, the Company has been hampered in its ability to maintain adequate levels of inventory in connection with declining liquidity and uncertainty about its ability to remain economically viable as a result of events leading up to the Chapter 11 filings previously discussed.

         Raw materials comprise the Company's largest component of costs of sales. These costs can vary over time, often significantly, due to changes in steel pricing that may occur for a number of reasons. Factors that significantly influence steel costs include available industry capacity, general economic conditions, both domestically and on a worldwide basis, and government trade policies. The Company attempts to pass on price changes as market conditions or contractual pricing agreements permit. In periods of rising steel prices, the Company's ability to pass on additional costs through the supply chain generally lags increases in the Company's raw material costs, temporarily compressing the Company's profit margins, while conversely, in periods of falling steel prices, the Company's ability to acquire lower costs materials usually precedes market price concessions to its customers, thereby temporarily increasing the Company's profit margins.

         Recent trade initiatives by the United States government implemented to protect domestic steel producers, commonly referred to as "Section 201 tariffs," could have an unfavorable short-term impact on the Company's margins because the tariffs were imposed on imported steel products that were either not produced domestically, or were otherwise unavailable from domestic producers because their products were not qualified as suitable for the Company's customers' needs. Several of the Company's customers have resisted price increases resulting from increased tariff costs. However, recent action by the government to ease the effects of Section 201 through the granting of specific product exemptions indicates that the adverse effects of Section 201 on the Company may be moderated in the future, although there can be no assurance of such moderation.

Patents and Trademarks
----------------------

         The Company has no patents material to its business. With respect to trademarks, the Company has developed and produces the UniForm(R) series of specialty strip products and also a proprietary LaserMatte(R) finish utilizing laser texturing technology as shown below:

Product            Application
-------            -----------

UniForm(R) 100     Magnetic shielding and relay applications
UniForm(R) 200     Extra-deep drawn parts
UniForm(R) 300     Cut-shaped parts
UniForm(R) 500     Severely bent or stretched formed parts
UniForm(R) 700     Pre-hardened flat parts
UniForm(R) 800     High-strength parts requiring high ductility
Lasermatte(R)      Laser-generated surface finish for deep drawing, friction and bonding applications

         The Company's ability to manufacture the UniForm(R) products described above is dependent on operating its specialty strip production plants located in Indianpolis, Indiana, and Youngstown, Ohio. As more fully described in "Recent Developments" section of this Form 10-K, the Company has announced the permanent closure of these specialty strip production facilities. The Company and the United Steelworkers of America have agreed to permit temporary processing of raw materials and work-in-process presently for a limited period at its Indianpolis facility, and the Company intends to pursue negotiations with appropriate parties with a view toward longer-term operation of this facility. However, there can be no assurance regarding the outcome of any such negotiations. With the closure of the Youngstown, Ohio facility, the Company will no longer produce Lasermatte(R) surface finish.

Seasonality
-----------

         The Company normally experiences lower levels of net sales in the months of July, November and December, due primarily to holiday periods and customer plant shutdowns. In addition, under conditions presently prevailing in the markets the Company serves, volume levels are significantly affected by general economic conditions occurring in end-user markets, and supply/demand imbalances that are likely to fluctuate significantly over the short term.

Working Capital Requirements
----------------------------

         The Company generally maintains its inventory at levels that it believes are sufficient to satisfy the anticipated needs of its customers based on historic buying practices and market conditions. The Company believes its inventory practices are comparable to other companies in the intermediate steel processing industry. Subsequent to the end of the fiscal year 2002, the Company has been hampered in its ability to maintain adequate levels of inventory in connection with declining liquidity and uncertainty about its ability to remain economically viable as a result of events leading up to the Chapter 11 filings previously discussed. At this time the Company continues to work with its customers to minimize disruptions in their supply chain.

Customers
---------

         The Company sells its products primarily in the automotive, construction, cutting tools, consumer goods and industrial markets and to specialty steel distributors. During the fiscal year ended March 31, 2002, 41% of the Company's net sales were to the automotive market. These sales are primarily to manufacturers who produce component parts for sale to automotive manufacturers and after-market parts suppliers. The balance of the Company's net sales is almost equally divided among the other markets served.

         During the fiscal year ended March 31, 2002, the Company sold products to approximately 1,100 customers with the largest single customer accounting for approximately 6% of the Company's net sales. During the fiscal year ended March 31, 2002, approximately 33% of the Company's net sales were made pursuant to arrangements with customers that contemplate deliveries over a period of 12 months or more.

         For the fiscal year ended March 31, 2002, approximately 70% of the Company's net sales were to customers in the U.S. and 30% were to customers in Canada. Less than 1% of the

Company's net sales in each of its last three fiscal years was derived from sales to customers outside the U.S. and Canada.

Backlog
-------

         At March 31, 2002, the Company's backlog was approximately $41 million compared with approximately $36 million at March 31, 2001. The increase in backlog as of March 2002 reflected improvement in market conditions after a protracted contraction in the Company's business. Management estimates that substantially all of the existing backlog will be shipped during the current fiscal year.

Competition
-----------

         The intermediate steel processing industry is highly competitive. The Company competes on the basis of quality, technical expertise, price and its ability to meet the delivery demands of its customers. Its principal competitors in the specialty strip market consist primarily of small, privately held concerns, many of which focus on certain grades, finishes or coatings. The Company's competitors in the conventional strip market include Steel Technologies, Inc., Worthington Industries and Gibraltar Steel Corporation. Imported processed steel from Japan and Europe also competes with the Company's strip steel products, and there are indications that Chinese steel producers will become more active in the Company's marketplace in the future.

Compliance With Environmental Regulations
-----------------------------------------

         The Company's steel processing facilities are subject to federal, state, provincial and local requirements relating to the protection of the environment, and the Company has made, and will continue to make, expenditures to comply with such provisions. The Company believes that its facilities are being operated in material compliance with these laws and regulations and does not believe that future compliance with such existing laws and regulations will have a material adverse effect on its results of operations or financial condition.

         The Company retains the services of an environmental consultant who continuously reviews the Company's operations to ensure compliance with environmental laws and regulations. While the Company's facilities are predominantly located on old industrial sites, and although some contamination has been discovered, based upon studies and reports conducted by the Company's consultants, the Company believes it is unlikely that any of the sites at which it continues to conduct operations will require the Company to incur material remediation costs.

         During fiscal year 2001, the Company recognized a $.5 million charge for anticipated environmental remediation costs related to the New Britain, Connecticut facility closure. Subsequent to the end of its fiscal year ended March 31, 2002, the Company announced the closure of its Indianpolis, Indiana and Youngstown, Ohio facilities. In connection with the closure of these facilities, although management is not aware of any material remediation requirements, the Company may be required to incur environmental remediation costs and the amount of such costs could be material.

Employees
---------

         As of September 30, 2002, the Company employed a total of 350 people, consisting of 142 salaried, 115 union hourly, and 93 non-union hourly employees. The total employee count is down from 578 people as of June 30, 2001 principally as a result of the reduction in force in connection with restructuring plans. As a result of the strategic alliance with Samuel & Son, it is expected that the employment levels at certain of the Company's facilities will grow moderately to accommodate significant increase in product demand. The Company is a party to four collective bargaining agreements at three of its manufacturing facilities and its Quebec service center. During the year ended March 31, 2001, the Company negotiated a contract extension through August 2005 at its Indianapolis, Indiana facility, and in June 2001 negotiated a contract extension through August 2004 at its Youngstown, Ohio facility. During the year ended March 31, 2000 the Company negotiated a contract extension through December 2004 at its Hamilton, Ontario facility, and in May 2000 entered into a five year contract with the employees of its Point Claire, Quebec service center. In connection with the plant closures, the Company will be required to negotiate effects of the plant shutdowns relative to the aforementioned collective bargaining agreements covering employees at its Indianapolis, Indiana and Youngstown, Ohio facilities. The Company believes its employee relations at currently operating facilities are good.


ITEM 2. PROPERTIES

         The following table sets forth the location, square footage and use of each of the Company's principal production facilities as of March 31, 2002.

                             Square                                                 Owned or
       Location              Footage              Type of Facility                 Leased (1)
---------------------------------------------------------------------------------------------
Indianapolis, Indiana        147,000   Specialty/Conventional Strip production     Owned (2)
Hamilton, Ontario            314,000   Conventional Strip production               Owned
New Britain, Connecticut     290,000   Idle                                        Owned (2)
Ottawa, Ohio                 145,000   Conventional Strip production               Owned
Pointe Claire, Quebec         45,000   Steel service center                        Owned
Roseville, Michigan           58,000   Steel service center                        Leased (3)
Youngstown, Ohio             430,000   Specialty Strip production                  Owned (2)

(1) Each of the facilities owned by the Company is subject to the liens of financial institutions providing revolving and term loan credit facilities.
(2) The Company discontinued specialty strip production at its New Britain, Connecticut facility in November 2001 and is currently in negotiations to sell this facility. On August 15, 2002 the Company announced the permanent closure of its Indianpolis, Indiana and Youngstown, Ohio facilities.
(3) Leased under agreement for $300,000 per year payable to John M. Fayad, President of the Alkar Steel Corporation. Lease term expires March 31, 2003, subject to one three-year renewal option. Mr. Fayad owned the premises occupied by Alkar at the time of its acquisition by the Company and the terms of the lease were negotiated as a part of the acquisition transaction. The Company believes that the rental rate of approximately $5.18 per square foot net of taxes and utilities is consistent with fair market lease values for similar facilities in the Detroit metropolitan area.

         Changes in product mix result in significant variations in productive capacity of the Company's facilities in any measurable period. The Company estimates that its facilities operated at an estimated 57% of productive capacity in fiscal 2002.


ITEM 3. LEGAL PROCEEDINGS

         On August 16, 2002, Cold Metal Products, Inc. and its wholly-owned subsidiary, Alkar Steel Corporation, each filed a voluntary petition for relief under the Bankruptcy Code, with the United States Bankruptcy Court for the Northern District of Ohio, Eastern Division, as Cases Number 02-43619 and 02-43620, respectively. Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, each petitioning corporation remains in possession of its assets and continues to operate as a debtor-in-possession. The filings cover domestic assets only and do not affect Cold Metal Products, Ltd., a wholly owned Canadian subsidiary, which operates facilities in Hamilton, Ontario Canada and Montreal, Quebec Canada.

         As of March 31, 2002 no material legal proceedings were pending against the Company. Certain claims, suits and complaints arising in the ordinary course of the Company's business have been filed or are pending against the Company. In the opinion of management, none of such claims, suits or complaints is material and in the aggregate, they will not have a material adverse effect on the Company's results of operations or financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no submissions of matters to a vote of the shareholders in the fourth quarter of the fiscal year ended March 31, 2002.

                                     PART II
                                     -------


ITEM 5. MARKET AND DIVIDEND INFORMATION

         As of September 30, 2002, there were 6,402,813 shares of common stock outstanding that were held by 92 holders of record and 755 individual participants in security position listings. The Company's common stock was traded on the American Stock Exchange under the symbol CLQ. Trading in the Company's common stock on the American Stock Exchange was suspended on July 31, 2002. Additional information regarding the principal market for the Company's common stock and market prices, based on selling prices, for the Company's common stock is set forth below.

                                          MARKET PRICE RANGES
                                          -------------------
                                      FISCAL YEAR ENDING MARCH 31,
                                     2002                       2001
                               --------------------------------------------
                               HIGH          LOW         High          Low
                               ----          ---         ----          ---

    First Quarter              $1.50        $1.15        $3.88        $2.88
    Second Quarter             $1.29        $0.60        $3.50        $2.38
    Third Quarter              $0.60        $0.24        $2.75        $1.13
    Fourth Quarter             $0.53        $0.25        $2.38        $1.21


         The Company declared its first regular quarterly dividend of $.05 per share on October 19, 1999 and continued to pay such dividends through October 2000. At the present time, the Company does not have the ability to pay dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                       YEAR ENDED MARCH 31,
                                                                2002            2001           2000           1999           1998
                                                            ------------------------------------------------------------------------
                                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS DATA
Net sales                                                   $   161,266     $   214,484     $  208,612    $   253,240     $  294,019
Cost of sales (1)                                               150,071         201,618        182,271        239,359        270,210
                                                            ------------------------------------------------------------------------
Gross profit (1)                                                 11,195          12,866         26,341         13,881         23,809
Selling, general, and administrative expenses                    14,807          17,026         14,374         17,747         16,343
Special charges                                                     340           2,205             --          6,636             --
                                                            ------------------------------------------------------------------------
Operating (loss) income (1)                                      (3,952)         (6,365)        11,967        (10,502)         7,466
Interest expense                                                  3,428           4,923          3,460          4,418          4,624
                                                            ------------------------------------------------------------------------
(Loss) income before income taxes (1)                            (7,380)        (11,288)         8,507        (14,920)         2,842
Income tax (benefit) expense (1)                                 12,384          (4,510)         3,264         (4,318)         1,156
                                                            ------------------------------------------------------------------------
Net (loss) income (1)                                       $   (19,764)    $    (6,778)    $    5,243    $   (10,602)    $    1,686
                                                            ========================================================================
Net (loss) earnings per share:
  Basic (1)                                                 $     (3.08)    $     (1.06)    $      .82    $     (1.52)    $     0.24
                                                            ========================================================================
  Diluted (1)                                               $     (3.08)    $     (1.06)    $      .81    $     (1.52)    $     0.24
                                                            ========================================================================
Weighted average shares outstanding:
   Basic                                                      6,411,940       6,394,854      6,408,586      6,985,612      7,142,026
                                                            ========================================================================
   Diluted                                                    6,411,940       6,394,854      6,445,141      6,985,612      7,142,026
                                                            ========================================================================

                                                                                             MARCH 31,
                                                                                             ---------
                                                                2002            2001           2000           1999           1998
                                                            ------------------------------------------------------------------------
                                                                                      (DOLLARS IN THOUSANDS)

BALANCE SHEET DATA
Total assets (1)                                            $   99,298      $   123,692     $  139,182    $   123,577     $  151,684
Working capital (deficiency) (1,2)                          $  (30,761)     $    36,021     $   41,248    $    26,497     $   58,842
Long-term debt (2)                                          $       --      $    59,383     $   52,621    $    37,356     $   60,859
Shareholders' equity (deficiency) (1)                       $   (3,891)     $    16,938     $   28,085    $    23,078     $   37,012

(1) Amounts for years prior to fiscal year ended March 31, 2002 have been restated to reflect change in accounting for inventories from the last-in, first-out (LIFO) method to the specific identification method.

(2) Amounts for fiscal year ended March 31, 2002 reflect $57,716 of amounts due under all long-term borrowing agreements being classified as current obligations as a result of Events of Default, as defined under such agreements, having occurred as of such date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion and analysis provides information with respect to the results of operations of the Company for fiscal 2002, 2001 and 2000 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto.


RESULTS OF OPERATIONS

         The following table presents the Company's results of operations expressed as a percentage of net sales:

                                                        YEAR ENDED MARCH 31,
                                                    2002       2001       2000
                                                   -----------------------------

Net sales                                          100.0 %    100.0 %    100.0 %
Cost of sales                                       93.1       94.0       87.4
                                                   -----------------------------
Gross profit                                         6.9        6.0       12.6
Selling, general, and administrative expenses        9.2        7.9        6.9
Special charges                                      0.2        1.0         --
                                                   -----------------------------
Operating (loss) income                             (2.5)      (2.9)       5.7
Interest expense                                     2.1        2.3        1.7
                                                   -----------------------------
(Loss) income before income taxes                   (4.6)      (5.2)       4.0
Income tax expense (benefit)                         7.7       (2.1)       1.5
                                                   -----------------------------
Net (loss) income                                  (12.3)%     (3.1)%      2.5%
                                                   =============================


FISCAL 2002 COMPARED TO FISCAL 2001

         Net sales in fiscal 2002 of $161.3 million were $53.2 million, or 24.8% lower than the Company's net sales of $214.5 million in fiscal 2001, reflecting the effect of the significantly weaker market conditions throughout the 2002 fiscal year. Tons shipped decreased 17.7%, accounting for $37.9 million of revenue decrease, while lower prices and product mix decreased sales by $15.3 million.

         Gross profit in fiscal 2002 was $11.2 million, or 6.9% of net sales, reflecting a $1.7 million decrease over fiscal 2001. The primary factors affecting gross margins were weaker market conditions and a shift in product mix to lower margin service center sales, and the effect of resulting lower activity levels in relation to the Company's fixed operating cost structure, offset in part by reductions in fixed cost levels associated with facilities restructuring.

         Selling, general and administrative costs of $14.8 million for fiscal 2002 represented 9.2% of net sales compared to $17.0 million, or 7.9% of net sales for fiscal 2001. The overall decrease primarily reflected the lower administrative costs associated with cost reductions at idled or scaled back facilities.

         During fiscal year 2002 the Company incurred $0.3 million of special charges related to negotiated benefits with hourly employees at its idled New Britain, Connecticut facility. This compares to $2.2 million of special charges associated with plans adopted and substantially implemented in the prior fiscal year in connection with the shutdown of this facility and a reduction in force at the Hamilton, Ontario facility. The special charges recognized in fiscal 2001 were comprised of a $1.3 million equipment impairment charge associated with operating assets in New Britain and reduction in force costs of $.9 million related to the termination of salaried and hourly employees.

         Interest expense was $3.4 million, or 2.1% of net sales for fiscal 2002 as compared to $4.9 million or 2.3% of net sales for fiscal 2001. Lower expense was primarily attributable to the substantial interest rate cuts throughout the fiscal year and the reduction of borrowings throughout the fiscal year.

         Income tax expense for fiscal 2002 was $12.4 million, or 7.7% of net sales compared to an income tax benefit of $4.5 million, or 2.1% of net sales for fiscal 2001. In the fourth quarter of fiscal 2002 management determined that it was necessary to record deferred tax charges of $14.6 million, comprised of $11.8 million increase in the deferred tax valuation allowance to reflect the estimated realization of net deferred tax assets and $2.8 million associated with the tax effect of a deemed dividend attributable to the operating results of its Canadian subsidiary. In addition, the Company has discontinued recognizing any additional net deferred tax benefits associated with current operating losses. As a result, the Company's effective income tax rate is substantially higher than would be expected based upon statutory tax rates.

         Net (loss) for fiscal 2002 was $(19.8) million, or $(3.08) per share as compared to $(6.8) million, or $(1.06) per share for fiscal 2001.


FISCAL 2001 COMPARED TO FISCAL 2000

         Net sales in fiscal 2001 of $214.5 million were $5.9 million, or 2.8% higher than the Company's net sales of $208.6 million in fiscal 2000, reflecting the effect of the Alkar acquisition offset by significantly weaker market conditions during the second half of the 2001 fiscal year. Tons shipped increased 4.5%, accounting for $9.4 million of revenue increase, while lower prices and product mix decreased sales by $3.5 million. Adjusting to remove the incremental effect of the Alkar acquisition, net sales declined $18.5 million, with $13.4 million of the decrease associated with volume decline and $5.1 million attributable to lower priced product.

         Gross profit in fiscal 2001 was $12.9 million, or 6.0% of net sales, reflecting a $13.5 million decrease over fiscal 2000 after taking into consideration the restatement of these amounts due to the Company's change in accounting for inventories from the last-in, first-out (LIFO) method in fiscal 2002. The effect of this change was to reduce gross margins by increasing cost of goods sold by $1.6 million in fiscal 2001, while cost of goods sold decreased, and gross margins increased, $1.1 million for fiscal year 2000 as a result of this accounting change. Other significant factors affecting gross margins were weaker market conditions, particularly in the last two quarters of fiscal year 2001 and the effect of resulting low activity levels in relation to the Company's fixed operating cost structure. In addition, provisions for an inventory valuation reserve of $1.6 million and an environmental remediation reserve of $.5 million contributed to the gross margin decreases in the same periods.

         Selling, general and administrative costs of $17.0 million for fiscal 2001 represented 7.9% of net sales compared to $14.4 million, or 6.9% of net sales for fiscal 2000. The increase primarily reflected the addition of costs associated with Alkar. Lower incentive compensation levels mostly offset incremental costs associated with increased executive staffing levels in fiscal 2001.

         Interest expense was $4.9 million, or 2.3% of net sales for fiscal 2001 as compared to $3.5 million or 1.7% of net sales for fiscal 2000. Higher expense was primarily attributable to the additional indebtedness related to the Alkar acquisition, as well as higher market interest rates during most of the fiscal year.

         Loss before income taxes was $(11.3) million, or (5.2)% of net sales for fiscal 2001, compared to pre-tax income of $8.5 million, or 4.0% of net sales for fiscal 2000. Each of the amounts has been adjusted to reflect the effects of the accounting change for inventory described above.

         Income tax (benefit) for fiscal 2001 was $(4.5) million, or (2.1)% of net sales compared to income tax expense of $3.3 million, or 1.5% of net sales for fiscal 2000. The effective tax rate was (40.0)% for fiscal 2001, compared to 38.4% for fiscal 2000 reflecting the recovery of certain income taxes previously paid and adjusted upon appeal in Canada.

         Net (loss) for fiscal 2001 was $(6.8) million, or $(1.06) per share as compared to net income of $5.2 million, or $.82 per share for fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital primarily to fund working capital needs and capital expenditures. In fiscal 2002, cash provided by operating activities was $8.0 million, comprised of cash used to support operations of $4.0 million, offset by working capital changes principally associated with reductions of $2.8 million accounts receivable and $7.9 million inventory, as well as a $1.5 million increase in trade credit. The accounts receivable and inventory working capital changes reflect the overall weak market conditions experienced by the Company throughout most of the fiscal year. Trade credit increased, in part, as a reflection of higher material costs associated with fourth quarter purchases as a result of supply side market strength following the idling of Acme Steel and LTV Steel, two of the Company's more significant suppliers, together with relatively higher purchasing levels late in the fiscal year to support a modest recovery in business demand.

         Subsequent to the end of the fiscal year, the prolonged weak market conditions and continuing operating losses sustained by the Company significantly impaired the Company's liquidity. This situation, combined with a sharp tightening of steel supply, adversely affected the Company's ability to acquire the amount of steel necessary to meet current demand for the Company's products and substantially contributed to the Company taking action to seek protection in under Chapter 11 of the Federal Bankruptcy Code, as more fully described below.

         Net cash used in investing activities for fiscal 2002 totaled $1.5 million of capital equipment spending compared to $5.0 million in the prior year. In order to conserve cash resources, the Company minimized capital spending.

         Cash flows from financing activities used $6.5 million in fiscal 2002, of which $4.5 million was used to reduce the Company's primary lending facility. In addition, $1.9 million was used to repay term loans in accordance with stated terms.

         The Company's primary lending facility was a revolving credit and term loan agreement that provided up to a maximum of $70 million of borrowing availability based upon levels of eligible collateral comprised of trade accounts receivable, inventories and fixed assets. As of March 31, 2002, $42.0 million was borrowed under the terms of this agreement, representing substantially all of the borrowing availability. This credit agreement, as amended, included interest at LIBOR plus 2.5% and was secured by substantially all of the assets of the Company, except fixed assets located at the Company's Ottawa, Ohio facility. The Company's Ottawa, Ohio assets secure a long-term borrowing agreement ("Ottawa term loan") used to finance the expansion and improvement of that facility's cold rolling mill. At March 31, 2002, approximately $13.9 million was outstanding under this borrowing agreement.

         At March 31, 2002, the Company was in non-compliance with certain financial ratios pertaining to minimum net worth and financial leverage set forth in its borrowing agreements, as well as certain other reporting provisions. In addition, on June 30, 2002 the Company failed to pay the regularly scheduled quarterly installment of principal and interest due under the Ottawa term loan as a result of liquidity constraints. The Company and its lenders were unsuccessful in negotiating amended borrowing arrangements that would have provided sufficient liquidity to enable the Company to continue operating and meet its financial obligations as they became due. As a result, on August 16, 2002 the Company filed for protection under Chapter 11 of the Federal Bankruptcy Code. In connection with this filing and with Court approval, the Company refinanced its revolving credit and term loan facility with its existing lender group under a debtor-in-possession financing arrangement that provides up to $48 million of financing. This agreement is secured by the same assets that collateralized the revolving credit and term loan facility, and bears interest at prime + .55% for the revolving credit and prime + 1.05% for the term portion. The Ottawa term loan is considered to be undersecured under the debtor-in-possession financing order, and stated principal and interest payments required under this agreement are currently being deferred.

         Management expects that its debtor-in-possession financing arrangements will be sufficient to meet planned working capital, capital expenditures and other cash requirements until such time as it obtains approval for a plan or reorganization. However, due to material uncertainties associated with the outcome of the Chapter 11 proceedings in general, and the effects of such proceedings on the business of the Company and its subsidiaries, there can be no assurances that such plan will be approved or whether the Company will obtain sufficient liquidity enabling it to continue to operate in its present organizational structure.


SEASONALITY

         The Company has in the past experienced lower levels of sales in the months of July, November, and December, due primarily to holiday periods and customers' temporary plant shutdowns.


INFLATION/IMPACT OF CHANGING PRICES

         The Company's largest component of cost of sales is raw material costs. The Company does not believe that inflation has had a significant impact on the results of its operations over the periods presented. In recent periods, steel pricing has fluctuated significantly due to a variety of reasons, including, among others, the condition of the global economy, changing domestic steel making capacity, and government trade policies. The Company finds that its products must be competitively priced, which can affect its ability to pass on price increases to customers as market conditions change. Volatile market conditions for low carbon steel has affected the pricing for the Company's product mix even though it is weighed more heavily towards high carbon products, creating further compression on the Company's margins. In addition, particularly in light of the events of September 11, 2001, the Company is exposed to significant market fluctuations of costs of insurance for various risks, including healthcare and workers compensation coverages for employees, and insurance coverage against risks of loss related to general property and casualty risks.


ENVIRONMENTAL MATTERS

         The Company's facilities are subject to numerous federal, state, provincial and local regulations related to environmental protection and compliance with such regulations is a factor in the Company's operations. The Company has made, and intends to make, expenditures necessary to comply with such regulations. Under existing laws and regulations, the Company believes that compliance will not have a material adverse effect on its results of operations or financial condition. In fiscal 2001, the Company incurred environmental related costs of approximately $.8 million, including a $.5 million charge for anticipated environmental remediation costs related to the New Britain facility closure. Subsequent to the end of its fiscal year ended March 31, 2002, the Company announced the closure of its Indianpolis, Indiana and Youngstown, Ohio facilities. In connection with the closure of these facilities, although management is not aware of any material remediation requirements, the Company may be required to incur environmental remediation costs and the amount of such costs could be material. Capital expenditures and expenses attributable to ongoing environmental control compliance were approximately $125,000 in fiscal 2002, and are expected to remain at that level for the foreseeable future.


RECENT ACCOUNTING PRONOUNCEMENTS

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

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations," that addresses financial accounting and reporting for business combinations and prescribes that all business combinations are to be accounted for using one method, the purchase method. This standard is required to be adopted for all business combinations initiated after June 30, 2001.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Statement of Financial Accounting Standards ("SFAS") No. 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment only approach. Goodwill and intangibles with indefinite lives are no longer subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value based test. The Company is required to implement SFAS No. 142 for its fiscal year beginning April 1, 2002 and plans to adopt this new accounting standard in the first quarter. It is expected that the adoption of SFAS No. 142 will result in non-cash charge of $5.3 million related to the unamortized goodwill associated with the acquisition of Alkar Steel Corporation (see Note 3 to the consolidated financial statements.) This charge will be recorded by the Company as a cumulative effect of an accounting change upon adoption of this accounting standard in the first quarter of the fiscal year ending March 31, 2003.

         The FASB also issued Statement No. 143 "Accounting for Asset Retirement Obligations ("SFAS 143") in June 2001. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, with subsequent adjustments occurring as changes to estimates of the settlement obligation become known. A corresponding increase in the carrying amount of the related long-lived asset is recognized and is subject to depreciation over the remaining useful life of the asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is required to be adopted for fiscal years beginning after June 15, 2002, with earlier application encouraged.

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

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS
145). SFAS 145 states that the rescission of FASB Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's major market risk exposure is in the areas of possible fluctuations in interest rates as they relate to its variable rate debt and Canadian dollar currency rate fluctuations as they relate to U.S. dollar debt carried on the books of the Canadian subsidiary. The Company does not enter into derivative financial investments for trading, speculation or other purposes. The Company believes that its market risk exposure is not material to the Company's financial position, liquidity or results of operations. The Company would be sensitive to a 10% market rate change in interest under its credit agreements in the approximate pre-tax amount of $.9 million. The Company would be sensitive to a 10% change in the Canadian currency exchange rate in the approximate pre-tax amount of $.4 million.

FORWARD-LOOKING INFORMATION

         This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "expect," "believe," anticipate," "plan" and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, general business and economic conditions, competitive factors such as availability and pricing of steel, changes in customer demand, work stoppages by customers, potential equipment malfunctions, the Company's ability to develop and obtain a plan of reorganization during its Chapter 11 proceedings or other risks and uncertainties discussed herein. The reader should not place undue reliance on the forward-looking statements contained in this report.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements
-----------------------------

Financial Statements
   Independent Auditors' Report............................................   19
   Consolidated Balance Sheets at March 31, 2002 and 2001..................   21
   Consolidated Statements of Operations for the three years
     ended March 31, 2002..................................................   22
   Consolidated Statements of Shareholders' Equity (Deficiency)
     for the three years ended March 31, 2002..............................   23
   Consolidated Statements of Cash Flows for the three years
     ended March 31, 2002..................................................   24
   Notes to Consolidated Financial Statements..............................   25

Supplementary Data
   Quarterly Unaudited Financial Data......................................   40
   Schedule II - Valuation and Qualifying Accounts and Reserves............   42

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Cold Metal Products
Sewickley, PA


We have audited the accompanying consolidated balance sheets of Cold Metal Products, Inc. and Subsidiaries (the "Company") as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended March 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cold Metal Products, Inc. and Subsidiaries as of March 31, 2002 and 2001 and the results of their operations and cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for inventories from the last-in, first-out method to the specific identification method and retroactively restated the 2001 and 2000 consolidated financial statements for the change.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's recurring losses, limited cash availability, current liabilities in excess of current assets, and voluntary petitions filed on August 16, 2002 for protection under Chapter 11 of the Federal Bankruptcy Code raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include adjustments relating to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Cleveland, Ohio
August 16, 2002

                           CONSOLIDATED BALANCE SHEETS
                   Cold Metal Products, Inc. and Subsidiaries

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                            MARCH 31,
                                                        2002         2001
                                                       -------------------------
                                                              (Restated--Note 2)
                                                              ------------------
ASSETS
Cash                                                 $  1,463       $   1,547
Receivables                                            22,338          25,239
Inventories                                            27,220          35,147
Prepaid and other current assets                          690           3,027
                                                     ---------------------------
       Total current assets                            51,711          64,960
Property, plant and equipment - at cost                75,557          79,387
Less accumulated depreciation                         (38,573)        (38,963)
                                                     ---------------------------
Property, plant and equipment - net                    36,984          40,424
Other non-current assets                               10,603          18,308
                                                     ---------------------------
       Total assets                                  $ 99,298       $ 123,692
                                                     ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Short-term borrowings                                $ 57,716       $   4,818
Accounts payable                                       17,193          15,756
Other current liabilities                               7,563           8,365
                                                     ---------------------------
       Total current liabilities                       82,472          28,939
Long-term debt                                             --          59,383
Postretirement and other benefits                      20,168          18,432
Deferred income taxes                                     549              --

Shareholders' equity (deficiency):
Common stock, $.01 par value; 15,000,000 shares
  authorized, 7,532,250 shares issued                      75              75
Additional paid-in capital                             25,329          25,302
Retained earnings (deficiency)                        (15,194)          4,570
Accumulated other comprehensive loss                   (8,538)         (7,446)
Less treasury stock, 1,147,759 shares at cost          (5,563)         (5,563)
                                                     ---------------------------
       Total shareholders' equity (deficiency)         (3,891)         16,938
                                                     ---------------------------
       Total liabilities and shareholders' equity
         (deficiency)                                $ 99,298       $ 123,692
                                                     ===========================


                 See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Cold Metal Products, Inc. and Subsidiaries

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 YEAR ENDED MARCH 31,
                                           2002          2001           2000
                                       -----------------------------------------
                                                           (Restated-Note 2)
                                                      -------------------------


Net sales                              $   161,266    $   214,484    $  208,612
Cost of sales                              150,071        201,618       182,271
                                       ----------------------------------------
    Gross profit                            11,195         12,866        26,341

Selling, general, and administrative
  expenses                                  14,807         17,026        14,374
Special charges                                340          2,205            --
Interest expense                             3,428          4,923         3,460
                                       ----------------------------------------
    (Loss) income before income taxes       (7,380)       (11,288)        8,507
Income tax expense (benefit)                12,384         (4,510)        3,264
                                       ----------------------------------------
    Net (loss) income                  $   (19,764)   $    (6,778)   $    5,243
                                       ========================================
Net (loss) earnings per share:
  Basic                                $     (3.08)   $     (1.06)   $     0.82
                                       ========================================
  Diluted                              $     (3.08)   $     (1.06)   $     0.81
                                       ========================================
Weighted average shares outstanding:
  Basic                                  6,411,940      6,394,854     6,408,586
                                       ========================================
  Diluted                                6,411,940      6,394,854     6,445,141
                                       ========================================


                 See notes to consolidated financial statements.

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                   Cold Metal Products, Inc. and Subsidiaries

                             (DOLLARS IN THOUSANDS)


                                                                                ACCUMULATED
                                                      ADDITIONAL                    OTHER
                                             COMMON    PAID-IN     RETAINED     COMPREHENSIVE    TREASURY
                                             SHARES    CAPITAL     EARNINGS     INCOME (LOSS)      STOCK        TOTAL
                                          -----------------------------------------------------------------------------
Balance, March 31, 1999, as previously        $ 75      $25,360    $   6,974       $(4,731)       $(5,327)    $ 22,351
   reported
Effect of change in accounting for
   inventory--Note 2                                                     727                                       727
                                                                   ---------                                  ---------
     Balance, March 31, 1999, as restated                              7,701                                    23,078


Net income                                      --           --        5,243            --             --        5,243
Foreign currency translation adjustment         --           --           --           708             --          708
                                                                                                              ---------
   Comprehensive income                                                                                          5,951
Cash dividends                                  --           --         (638)           --             --         (638)
Stock compensation                              --           11           --            --             --           11
Acquisition of treasury stock                   --           --           --            --           (317)        (317)
                                          -----------------------------------------------------------------------------
     Balance, March 31, 2000                    75       25,371       12,306        (4,023)        (5,644)      28,085

Net loss                                        --           --       (6,778)           --             --       (6,778)
Minimum pension liability adjustment            --           --           --        (1,982)            --       (1,982)
Foreign currency translation adjustment         --           --           --        (1,441)            --       (1,441)
                                                                                                              ---------
   Comprehensive loss                                                                                          (10,201)
Cash dividends                                  --           --         (958)           --             --         (958)
Stock compensation                              --          (69)          --            --             81           12
                                          -----------------------------------------------------------------------------
     Balance, March 31, 2001                    75       25,302        4,570        (7,446)        (5,563)      16,938

Net loss                                        --           --      (19,764)           --             --      (19,764)
Minimum pension liability adjustment            --           --           --          (915)            --         (915)
Foreign currency translation adjustment         --           --           --          (177)            --         (177)
                                                                                                              ---------
   Comprehensive loss                                                                                          (20,856)
Stock compensation                              --           27           --            --             --           27
                                          -----------------------------------------------------------------------------
     Balance, March 31, 2002                  $ 75      $25,329    $ (15,194)      $(8,538)       $(5,563)    $ (3,891)
                                          =============================================================================


                 See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Cold Metal Products, Inc. and Subsidiaries

                                 (IN THOUSANDS)


                                                   YEAR ENDED MARCH 31,
                                                   --------------------
                                                2002        2001       2000
                                             ---------------------------------
                                                           (Restated -Note 2)
                                                         ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                            $ (19,764)  $  (6,778)  $   5,243
Adjustments to reconcile net (loss) income
  to cash provided by operating activities:
    Depreciation and amortization                4,284       3,823       3,429
    Special charges                                 --       1,236          --
    Foreign currency translation adjustment         63          97          --
    Loss (gain) on sales of assets                 (47)         67        (136)
    Deferred income taxes                       11,430      (4,394)      2,015
    Deferred directors' fees                        27          12          11
                                             ---------------------------------
                                                (4,007)     (4,336)     10,562

Changes in operating assets and liabilities
  excluding assets acquired and sold:
    Receivables                                  2,816       8,043      (7,861)
    Inventories                                  7,868       9,046      (4,887)
    Prepaid and other assets                       773       2,918        (598)
    Accounts payable                             1,494      (9,311)      4,430
    Accrued expenses and other liabilities        (980)     (3,579)     (1,034)
                                             ---------------------------------
       Net cash provided by operating
         activities                              7,964       1,180         612

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, and equipment     (1,522)     (5,028)     (3,007)
Acquisition of Alkar, net of cash acquired          --        (137)    (13,939)
Proceeds from sale of assets (principally
  Ontario service centers)                          76          --      15,330
                                             ---------------------------------
       Net cash used in investing activities    (1,446)     (5,165)     (1,616)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit and term loan
  facility                                     115,452     170,792     162,678
Payments of revolving credit and term loan
  facility                                    (119,999)   (163,990)   (159,618)
Proceeds from other debt                            --          --       2,075
Payments of other debt                          (1,937)     (1,778)     (1,535)
Payment of dividends                                --        (958)       (638)
Acquisition of treasury stock                       --          --        (755)
                                             ---------------------------------
       Net cash provided by (used in)
         financing activities                   (6,484)      4,066       2,207

Net increase in cash                                34          81       1,203
Effect of exchange rate change on cash            (118)        (93)        (43)
Cash at beginning of period                      1,547       1,559         399
                                             ---------------------------------
       Cash at end of period                 $   1,463   $   1,547   $   1,559
                                             =================================

Supplemental Disclosure of Cash Flow
  Information:
    Interest paid                            $   3,414   $   4,908   $   3,444
                                             =================================
    Income taxes (refunded) paid             $     (82)  $    (502)  $     156
                                             =================================



                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Cold Metal Products, Inc. and Subsidiaries

--------------------------------------------------------------------------------

   1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION AND OTHER INFORMATION INCLUDING SUBSEQUENT EVENT--PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

         Consolidation--The consolidated financial statements include the accounts of the Company and its subsidiaries, Cold Metal Products, Limited, a Canadian Company and Alkar Steel Corporation ("Alkar"), a Michigan corporation. All significant intercompany transactions and accounts have been eliminated.

         Proceedings Under Chapter 11 of Federal Bankruptcy Code--On August 16, 2002 ("Petition Date") Cold Metal Products, Inc. and its wholly owned subsidiary, Alkar Steel Corporation, (collectively "Debtors") filed voluntary petitions for reorganization under Chapter 11 ("Chapter 11") of the Federal Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court in the Northern District of Ohio, Eastern Division ("Court.") Cold Metal Products, Ltd., a wholly owned Canadian subsidiary, was not included in the filing.

         The Debtors attributed the need to reorganize to extremely limited cash availability under the terms of its existing credit facilities that made it difficult to meet its financial obligations. Conditions leading up to this situation included nearly two years of declining market conditions for the Company's products and the Company's inability to attain sufficient volume at appropriate price levels to support its fixed cost structure and cost of funds.

         The Debtors are currently managing their affairs and operating their business as debtors-in-possession while the Chapter 11 cases are pending. As debtors-in-possession, the Debtors may not engage in transactions outside of the ordinary course of business without approval, after hearing, of the Bankruptcy Court. As part of the Chapter 11 cases, the Debtors intend to develop and propose for confirmation pursuant to Chapter 11 a plan of reorganization that will restructure the operations and liabilities of the Company to the extent necessary to result in the continuing viability of the Company. A filing date for such a plan has not been determined.

         Under Chapter 11, actions by creditors to collect claims in existence as the filing date ("pre-petition claims") are stayed ("deferred,") absent specific Court authorization to pay such claims, while the Company continues to manage the business as debtor-in-possession and acts to develop a plan of reorganization for the purpose of emerging from these proceedings. The Company received approval from the Court to pay or otherwise honor certain of its pre-petition obligations, including but not limited to employee wages and certain employee benefits, as it develops its plan of reorganization.

         The amount of the claims to be filed by the creditors could be significantly different than the amount of the liabilities recorded by the Company. The Company also has many executory contracts and other agreements that could be rejected during the Chapter 11 proceedings. Under these proceedings, the rights of and ultimate payments to pre-petition creditors and to equity investors may be substantially altered. This could result in claims being liquidated in the Chapter 11 proceedings at less (possible substantially less) than 100% of their face value, and the equity of the Company's equity investors being diluted or cancelled. The Company has not yet proposed a plan of reorganization. The Company's pre-petition creditors and its equity investors will each have a vote in the plan of reorganization.

         The Chapter 11 process presents inherent material uncertainty; it is not possible to determine the additional amount of claims that may arise or ultimately be filed, or predict the length of time that the Debtors will continue to operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, whether the Company will continue to operate in its present organizational structure, or the effects of the proceedings on the business of the Company and its subsidiaries or on the interests of the various creditors and security holders.

         As a result of the Chapter 11 filings, Events of Default, as defined in the related debt agreements, have occurred subsequent to March 31, 2002. On August 16, 2002, the Company entered into a Debtor-in-Possession Revolving Credit and Term Loan Agreement (DIP Credit Agreement) with its existing primary lender group to provide secured debtor-in-possession financing to the Company. The maximum borrowings under the DIP Credit Agreement are $48 million in the aggregate, including up to $35 million revolving line of credit and a $12.8 million term loan. Advances under the revolving credit portion of the DIP Credit Agreement bear interest at the rate of prime +.55% and the term loan portion bears interest at the rate of prime + 1.05%. A borrowing base limits the amount of borrowing availability at any time. The DIP Credit Agreement grants a security interest in the accounts receivable, inventory and substantially all the remaining assets of the Company except for the Company's fixed assets located at its Ottawa, Ohio facility and certain machinery and equipment located at the Company's Indianpolis, Indiana facility. The DIP Credit Agreement also contains certain restrictive covenants that, among other things, restrict the Company's ability to incur additional indebtedness or guarantee the obligations of others. The Company is also required to maintain minimum cumulative EBITDA, as defined in the DIP Credit Agreement, and limit its capital expenditures.

         Although the Company has entered into the DIP Credit Agreement, the Company may require additional financing to meet its cash flow requirements. Restrictive covenants included in the debtor-in-possession credit facility and oversight by the Bankruptcy Court limit the Company's ability to incur additional indebtedness, or sell assets (substantially all of which are pledged), and may otherwise limit the operational and financial flexibility of the Company.

         Going Concern Matters--The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recurring losses and level of cash flows from operations, current liabilities in excess of current assets, shareholders' deficiency and the subsequent Chapter 11 cases raise substantial doubt about the Company's ability to continue as a going concern. As discussed above, management intends to submit a plan of reorganization to the Bankruptcy Court. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis of accounting is dependent upon, among other things, (i) the Company's ability to comply with the debtor-in-possession financing agreements,
(ii) submission and confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations.

         Management believes that a plan of reorganization, as contemplated, subject to approval of the Bankruptcy Court and adequate debtor-in-possession financing, along with cash provided by operations, will provide sufficient liquidity to allow the Company to continue as a going concern; however, there can be no assurance that the sources of liquidity will be available or sufficient to meet the Company's needs. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Financial Statement Presentation--The accompanying consolidated financial statements do not give effect to any adjustment to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a result of resolving the bankruptcy. For financial statement periods after August 16, 2002 (the Petition Date), the Company's consolidated financial statements will be presented in accordance with the AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. On confirmation of a plan of reorganization, the Company expects to utilize "Fresh Start Accounting" in accordance with the guidelines for accounting for emergence from bankruptcy. Under Fresh Start Accounting, a revaluation of Company assets to reflect current values can be expected.

   2. BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

         Business Description--The Company operates in one business segment, the intermediate steel processing business, and processes strip and sheet steel to meet the critical requirements of precision parts manufacturers. Through cold rolling, annealing, normalizing, slitting, edge-conditioning, oscillate-winding, and cutting-to-length, the Company provides value-added products to manufacturers in the automotive, construction, cutting tools, consumer goods, and industrial goods markets. The Company also supplies specialty steel distributors. The Company derived revenues from customers in the United States of approximately $113.3 million, $155.1 million, and $146.8 million in fiscal 2002, 2001 and 2000, respectively. The remainder of the Company's revenues is related to customers in Canada.

         During fiscal 2002, 2001 and 2000, approximately 41%, 45% and 38% of the Company's sales, respectively, and 38% and 43% of accounts receivable at March 31, 2002 and 2001, respectively, were with companies in the automotive industry. The balance of the Company's net sales was approximately equally divided among the other markets served. One customer accounted for 6%, 12% and 14% of sales in fiscal 2002, 2001 and 2000, respectively and 9% and 15% of accounts receivable at March 31, 2001 and 2000, respectively. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

         Production facilities were located in Youngstown and Ottawa, Ohio; Indianapolis, Indiana; Detroit, Michigan; Hamilton, Ontario, Canada; and Pointe Claire, Quebec, Canada. The Company has long-lived assets located in the United States of $41.8 million and $52.5 million at March 31, 2002 and 2001, respectively. The remainder of the Company's long-lived assets is related to operations in Canada. Effective August 15, 2002 the Company announced the closure of its facilities in Youngstown, Ohio and Indianapolis, Indiana.

         Financial Instruments--The Company has various financial instruments including cash, receivables, short-term and long-term debt, and miscellaneous other assets. The Company has determined that the estimated fair value of its financial instruments approximates carrying value.

         Inventories--Inventories are valued at the lower of cost or market. Cost is determined using the specific identification method. In fiscal year 2002, the Company changed its accounting method for strip steel inventories produced domestically from the last-in, first-out (LIFO) method to the specific identification method because management believes this method results in a better matching of costs with related revenues during periods of fluctuating material prices and this is the primary method of accounting for inventories used in the industry.

         The Company's financial statements have been retroactively restated to adjust for this change in accounting principle, and the results of operations previously reported for fiscal 2001 and 2000 have been restated. As a result of this accounting change, costs of goods sold increased, and gross profit declined, by $1.6 million in fiscal 2001, while cost of goods sold decreased, and gross profit increased, by $1.1 million for fiscal year 2000. After giving consideration to income taxes, the Company's results of operations for fiscal years ended March 31, 2001 and 2000 reported in the accompanying financial statements reflect an increase to net loss of $1.0 million ($0.16 per basic and diluted share) for 2001 and an increase to net income of $.7 million ($0.11 per basic and diluted share) for fiscal 2000. Had the Company not changed its method of accounting for inventory in fiscal 2002, current year net loss would have decreased by $.3 million, or $.05 per share.

         Property, Plant, and Equipment--Property, plant, and equipment are stated at cost. The Company provides for depreciation over the estimated useful lives of the assets on the straight-line method for financial statement reporting and an accelerated method for income tax reporting purposes. Estimated useful lives range from five to thirty years. Interest is capitalized in connection with the construction of qualified assets.

         Goodwill--Goodwill is amortized using the straight-line method over a period of 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted cash flows. The Company recorded approximately $5.9 million of goodwill in connection with its acquisition of Alkar Steel Corporation (see Note 3.) Amortization expense associated with goodwill was $293,000 during each of the years ended March 31, 2002 and 2001. The unamortized carrying value of goodwill associated with this acquisition was $5.3 million at March 31, 2002.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Statement of Financial Accounting Standards ("SFAS") No. 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment only approach. Goodwill and intangibles with indefinite lives are no longer subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value based test. The Company is required to implement SFAS No. 142 for its fiscal year beginning April 1, 2002 and plans to adopt this new accounting standard in the first quarter. It is expected that the adoption of SFAS No. 142 will result in non-cash charge of $5.3 million related to the unamortized goodwill associated with the acquisition of Alkar Steel Corporation (see Note 3.) This charge will be recorded by the Company as a cumulative effect of an accounting change upon adoption of this accounting standard.

         Revenue Recognition--Revenue is recognized when products are shipped to customers. All amounts billed to a customer in a sale transaction, including amounts related to shipping and handling, are classified as revenue. Sales returns and allowances are treated as a reduction to sales and are provided for based on historical experience and current estimates.

         Stock Based Compensation--The Company accounts for its stock option plans using the intrinsic value accounting method, measured as the difference between the option exercise price and the market value of the stock at the measurement date. Accordingly, no compensation expense has been recognized for its stock-based compensation plans in the accompanying financial statements.

         Earnings (Loss) Per Share--Basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding during the periods presented. An earnings per share computation assuming dilution that gives effect to the dilutive effect of outstanding stock options is also presented. In fiscal years ended March 31, 2002 and 2001, the effects of the Company's stock option plans were anti-dilutive; in fiscal year 2000, these plans resulted in assuming an additional 36,555 weighted average shares outstanding creating a dilutive effect on earnings per share.

         Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions pending completion of related events. These estimates and assumptions affect the amounts reported at the date of the financial statements for assets, liabilities, revenues and expenses and the disclosure of contingencies. Actual results could differ from these estimates.

         New Accounting Standards--The FASB issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of this standard by the Company on April 1, 2001 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations," that addresses financial accounting and reporting for business combinations and prescribes that all business combinations are to be accounted for using one method, the purchase method. This standard is required to be adopted for all business combinations initiated after June 30, 2001.

         The FASB also issued Statement No. 143 "Accounting for Asset Retirement Obligations ("SFAS 143") in June 2001. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, with subsequent adjustments occurring as changes to estimates of the settlement obligation become known. A corresponding increase in the carrying amount of the related long-lived asset is recognized and is subject to depreciation over the remaining useful life of the asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is required to be adopted for fiscal years beginning after June 15, 2002, with earlier application encouraged.

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

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS
145). SFAS 145 states that the rescission of FASB Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

         The Company has not completed its assessments of the effects of adopting SFAS 143 through 146 on its financial statements.

   3. ACQUISITION

         Effective March 31, 2000, the Company acquired all of the outstanding stock of Alkar Steel Corporation for a purchase price of $14.1 million, including $5.5 million of debt paid at closing. The acquisition was accounted for as a purchase and, accordingly, assets and liabilities were recorded at estimated fair values, including $13.0 of current assets, $.6 million of machinery and equipment, and $5.4 million of current liabilities. The excess of the purchase price over the fair value of the underlying assets acquired by the Company totaled $5.9 million and was recorded as goodwill.

         The fiscal 2000 operating results do not include any amounts attributable to the Alkar acquisition. Unaudited pro forma consolidated results of operations assuming the acquisition had occurred on April 1, 1999 and giving effect to certain adjustments based on the allocation of the purchase price reflect net sales of $ 233.0 million, net income of $5.4 million, and $0.85 basic net earnings per share. The unaudited pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined operations.

   4. SPECIAL CHARGES

         As part of its efforts to rationalize capacity with current market conditions during the second half of fiscal 2001, the Company restructured its manufacturing operations by adopting a plan to discontinue manufacturing at its New Britain, Connecticut facility and reduce the size of its Hamilton, Ontario facility workforce. These actions resulted in special charges totaling $2.2 million being recognized in fiscal 2001, including a $1.3 million equipment impairment charge associated with operating assets in New Britain, and reduction in force costs of $.9 million related to the termination of 43 salaried and hourly employees. Additional employee termination benefits of $340,000 were negotiated with certain hourly employees as part of the New Britain closure that was completed in October 2001, and were recognized and paid in fiscal 2002.

   5. OTHER BALANCE SHEET INFORMATION

                                                               MARCH 31,
                                                            2002       2001
                                                          ---------------------
                                                              (IN THOUSANDS)

RECEIVABLES:
   Receivables                                            $ 23,852     $ 26,859
   Less reserves and allowances                             (1,514)      (1,620)
                                                          ---------------------
                                                          $ 22,338     $ 25,239
                                                          =====================
INVENTORIES:
   Raw materials                                          $ 10,603     $ 16,568
   Work in process                                          10,462       10,395
   Finished goods                                            6,155        8,184
                                                          ---------------------
                                                          $ 27,220     $ 35,147
                                                          =====================
PREPAID AND OTHER CURRENT ASSETS:
   Prepaid expenses                                       $    690     $    599
   Taxes receivable                                             --          629
   Deferred income taxes                                        --        1,799
                                                          ---------------------
                                                          $    690     $  3,027
                                                          =====================
PROPERTY, PLANT AND EQUIPMENT (USED IN OPERATIONS):
   Land                                                   $  1,305     $  1,556
   Buildings                                                13,109       15,300
   Machinery and equipment                                  60,406       61,810
   Construction in process                                     737          721
                                                          ---------------------
                                                          $ 75,557     $ 79,387
                                                          =====================
OTHER NON-CURRENT ASSETS:
   Deferred income taxes                                  $     --     $  8,672
   Goodwill                                                  5,268        5,561
   Pension                                                   3,319        3,370
   Property and equipment held for sale                      1,378           --
   Other                                                       638          705
                                                          ---------------------
                                                          $ 10,603     $ 18,308
                                                          =====================
OTHER CURRENT LIABILITIES:
   Payroll and related employee benefits                  $  4,091     $  5,902
   Income taxes                                                654          359
   Other                                                     2,818        2,104
                                                          ---------------------
                                                          $  7,563     $  8,365
                                                          =====================

   6. DEBT

                                         SHORT-TERM              LONG-TERM
                                         ----------              ---------
                                         MARCH 31,               MARCH 31,
                                      2002        2001        2002       2001
                                    -------------------------------------------
                                                    (IN THOUSANDS)
Committed revolver/term facility:
   Revolving portion                $29,650      $1,680      $  --      $32,906
   Term portion                     $12,383      $1,200         --      $10,794
Term note                            13,928       1,789         --       13,928
Lease financing                       1,715         149         --        1,755
                                    -------------------------------------------
Total                               $57,716      $4,818      $  --      $59,383
                                    ===========================================


         The Company had borrowed $42.0 million under the terms of a committed revolving and term loan credit facility that by its terms provided availability up to a maximum of $70.0 million, based on a percentage of accounts receivable and inventory, as well as stated loans for fixed assets. Including approximately $1.5 million of outstanding letters of credit supported by this facility, the Company had utilized substantially all its borrowing availability under the terms of this agreement. The facility was secured by substantially all of the assets of the Company except for all the fixed assets located at the Company's Ottawa, Ohio facility and certain machinery and equipment leased under a financing lease and located at the Company's Indianpolis, Indiana facility. Under the provisions of a separate term loan (Ottawa term loan) secured by the Company's Ottawa, Ohio facility property, plant and equipment and a lease financing agreement secured by a slitter located at the Company's Indianapolis facility (slitter lease), the Company owed a total of $15.7 million. At March 31, 2002 the Company was in non-compliance with certain covenants set forth in its financing agreements. Accordingly, all such amounts due under the terms of these agreements are included in current liabilities in the Company's balance sheet as of March 31, 2002.

         At March 31, 2002, the Company's credit agreements bear interest as follows: revolving credit and term loan agreement--LIBOR + 2.5% (weighted average rates of 4.6% and 6.1% for the years ended March 31, 2002 and 2001, respectively); Ottawa term loan--8.8%; and slitter lease--8.1%.

        On August 16, 2002, Cold Metal Products, Inc. and its wholly owned subsidiary, Alkar Steel Corporation, filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court in the Northern District of Ohio, Eastern Division. Cold Metal Products, Ltd., the Company's wholly owned Canadian subsidiary, was not affected by the filings. Refer to Note 1 for additional information related to these filings, including a description of the DIP financing agreement.

     7. INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, operating loss and capital loss carryforwards, and tax credit carryforwards.
Components of the Company's deferred tax assets and liabilities are as follows:

                                                                                               MARCH 31,
                                                                                       2002                2001
                                                                                ---------------------------------------
                                                                                            (IN THOUSANDS)
DEFERRED TAX ASSETS
Postemployment benefit obligations                                                  $     5,252         $     5,505
Inventory basis differences                                                                 279                 379
Reserves not currently deductible                                                         1,183               1,499
Minimum pension obligation                                                                1,739               1,215
Tax operating loss carryforwards (expire 2012-2021)                                      10,149               8,330
Tax capital loss carryforwards                                                              728                 775
Tax credit carryforwards (expire 2003-2006 and unlimited)                                   410                 523
                                                                                ---------------------------------------
                                                                                         19,740              18,226
Valuation allowance                                                                     (13,013)             (1,175)
                                                                                ---------------------------------------
                                                                                          6,727              17,051
DEFERRED TAX LIABILITIES
Property, plant and equipment basis differences                                          (6,333)             (5,254)
Pension                                                                                    (943)             (1,326)
                                                                                ---------------------------------------
       Net deferred tax assets (liabilities)                                        $      (549)        $    10,471
                                                                                =======================================

The provision (benefit) for income taxes includes:

                                                                               YEAR ENDED MARCH 31,
                                                                  2002                 2001                2000
                                                           -----------------------------------------------------------
                                                                                  (IN THOUSANDS)
Current taxes:
   U.S. federal                                                $        --           $      33           $      --
   Canadian federal and provincial                                     843                (145)              1,246
   State and local                                                      (3)                 (4)                  3
                                                           -----------------------------------------------------------
                                                                       840                (116)              1,249
Deferred taxes:
   U.S. (federal and state)                                         11,628              (4,283)                966
   Canadian                                                            (84)               (111)              1,049
                                                           -----------------------------------------------------------
                                                                    11,544              (4,394)              2,015
                                                           -----------------------------------------------------------
       Total                                                   $    12,384           $  (4,510)          $   3,264
                                                           ===========================================================

         Reconciliations of the U.S. federal statutory tax rate to the effective tax rate are as follows:

                                                                                     YEAR ENDED MARCH 31,
                                                                            2002             2001            2000
                                                                       -----------------------------------------------
U.S. federal statutory tax rate                                             35.0 %          35.0%           35.0%
Effect of graduated rates                                                   (1.0)           (1.0)           (1.0)
Effect of Canadian rates                                                      .2              --             1.9
State taxes                                                                (15.6)            3.5             0.7
Deemed distribution of Canadian subsidiary earnings                        (38.0)             --              --
Revision of prior year estimates                                            (4.5)            2.8              --
Change in valuation allowance                                             (141.5)           (0.6)             --
Other                                                                       (2.4)            0.3             1.6
                                                                       -----------------------------------------------
Effective tax rate                                                        (167.8)%          40.0%           38.4%
                                                                       ===============================================

         In the fourth quarter of fiscal 2002 management determined that it was necessary to record deferred tax charges of $14.6 million, comprised of $11.8 million increase in the deferred tax valuation allowance to reflect the estimated realization of net deferred tax assets and $2.8 million associated with the tax effect of net operating loss carryforwards utilized to offset a deemed dividend attributable to the operating results of its Canadian subsidiary. In addition, the Company discontinued recognizing any additional deferred tax benefits associated with current operating losses. As a result, the Company's effective income tax rate is substantially higher than would be expected based upon statutory tax rates.

     8. EMPLOYEE BENEFIT PLANS

         The Company has various pension plans covering substantially all of its employees. The Company's hourly employees and domestic salaried employees are covered by noncontributory defined benefit plans. These plans generally provide benefits based upon a formula using employees' fiscal average earnings or at a stated amount for each year of service. Plan assets are principally invested by outside asset managers in marketable debt and equity securities. The Company's funding policy is to make actuarially determined annual contributions to provide the plans with sufficient assets to meet future benefit payments consistent with the funding requirements of applicable regulations. The Company also contributed to a domestic multi-employer plan under a collective bargaining agreement covering its hourly workers at the now idled New Britain, Conn. facility. Such costs were previously accrued and funded as incurred, however with the shutdown of that facility, the Company is no longer obligated to accrue for any further retirement costs related to those employees.

         Certain health care and life insurance benefits are provided for eligible retirees through an unfunded postretirement benefit plan. The extent of benefits provided is dependent upon the retiree's years of service, age and retirement date.

         The following tables summarize the change in benefit obligations, plan assets, funded status, and net periodic benefit costs of the Company's pension and postretirement benefits plans:

                                                            PENSION BENEFITS                 OTHER POSTRETIREMENT
                                                            ----------------                 --------------------
                                                                                                   BENEFITS
                                                                                             --------------------
                                                                                 MARCH 31,
                                                         2002              2001             2002             2001
                                                    -----------------------------------------------------------------
                                                                              (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefits obligation at beginning of year               $   37,608       $   34,046        $   13,236       $   13,373
Service cost                                                  991              901               176              177
Interest cost                                               2,686            2,509               961              920
Participant contributions                                      --               --               390              296
Amendments                                                    803              356                --               --
Actuarial (gain) loss                                         753            2,351               585             (243)
Benefits paid                                              (2,343)          (2,048)           (1,474)          (1,224)
Divestitures                                                 (485)              --                --               --
Foreign currency exchange rates                               (70)            (507)               (9)             (63)
Curtailments                                                 (291)              --              (351)             --
                                                    -----------------------------------------------------------------
       Benefit obligation at end of year                   39,652           37,608            13,514           13,236

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year             32,889           39,183                --               --
Actual return on plan assets                                  706           (4,075)               --               --
Employer contribution                                          95              393                --               --
Benefits paid                                              (2,343)          (2,048)               --               --
Divestitures                                                 (485)              --                --               --
Foreign currency exchange rates                               (70)            (564)               --               --
                                                    -----------------------------------------------------------------
       Fair value of plan assets at end of year            30,792           32,889                --               --
                                                    -----------------------------------------------------------------

FUNDED STATUS RECONCILIATION AT YEAR END
Plan assets in excess of (less than) benefit
   obligation                                              (8,860)          (4,719)          (13,514)         (13,236)
Unrecognized net actuarial (gain) loss                      7,470            5,165                (3)            (571)
Unrecognized prior service cost                             3,188            2,739              (464)            (768)
Unrecognized initial net obligation                           132              205                --               --
                                                    -----------------------------------------------------------------
       Prepaid (accrued) benefit cost                  $    1,930       $    3,390        $  (13,981)      $  (14,575)
                                                    =================================================================

AMOUNTS RECOGNIZED IN CONSOLIDATED BALANCE SHEETS
Prepaid benefit cost                                   $       --       $    2,275        $       --       $       --
Intangible asset                                            3,319            1,095                --               --
Accrued benefit liabilities                                (6,026)          (3,177)          (13,981)         (14,575)
Accumulated other comprehensive income (excluding
   deferred tax effects of $1,739 and $1,215)               4,637            3,197                --               --
                                                    -----------------------------------------------------------------
       Total                                           $    1,930       $    3,390        $  (13,981)      $  (14,575)
                                                    =================================================================

         The status of pension plan(s) with underfunded accumulated benefit obligations as of March 31, 2002 and 2001 is as follows (000's):

                                                                                          2002               2001
                                                                                   -----------------------------------
Projected benefit obligation                                                          $   39,652         $   31,593
Accumulated  benefit obligation                                                           36,818             29,237
Fair value of assets                                                                      30,792             26,770

         The pension and other post-retirement benefits accounting information is based upon the following key assumptions:

                                                                                 YEAR ENDED MARCH 31,
                                                                       2002              2001               2000
                                                                 ----------------------------------------------------
WEIGHTED AVERAGE ASSUMPTIONS:
Pension Benefits:
   Discount rate - U.S.                                               7.25%            7.25%               7.50%
   Discount rate - Canada                                             7.25%            7.00%               7.50%
   Expected return on plan assets--U.S.                               9.00%            8.50%               8.50%
   Expected return on plan assets--Canada                             7.00%            7.50%               7.00%
   Rate of compensation increase - U.S. plans only                    5.00%            5.00%               5.00%
Postretirement Benefits:
   Discount rate                                                      7.25%            7.25%               7.50%

         For measurement purposes, an 8.0% annual rate of increase in the per capita costs of covered domestic health care benefits for pre-age 65 payments (6.0% for post-age 65 payments) was assumed for fiscal 2002. The rates were assumed to decrease gradually by 0.5% annually until each category reached 5.5%, and then remain level thereafter. In Canada, a 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2002, and is expected to decrease gradually (0.5% per year) until 2005 and remain at that level thereafter.

         The components of the net periodic benefit costs of the Company's defined benefit pension and other post-retirement benefits plans is presented below:

                                                     PENSION BENEFITS                 OTHER POSTRETIREMENT BENEFITS
                                                     ----------------                 -----------------------------
                                                                       YEAR ENDED MARCH 31,
                                                                       --------------------
                                              2002         2001         2000         2002         2001         2000
                                           --------------------------------------------------------------------------
                                                                          (IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                $     991     $    901     $    990     $   176       $  177      $   192
Interest cost                                   2,686        2,509        2,239         961          920          882
Expected return on plan assets                 (2,745)      (3,199)      (2,759)         --           --           --
Amortization of prior service cost                335          261          231        (303)        (549)        (561)
Amortization of initial net obligation             73           74           74          --           --           --
Recognized net actuarial
   (gain) loss                                    191         (157)          46          12           12           16
Curtailment (gain)                                 --           --           --        (351)          --           --
                                           --------------------------------------------------------------------------
       Net periodic benefit cost of
         Company sponsored defined
         benefit plans                          1,531          389          821         495          560          529
Net periodic benefit cost -
   multi-employer plan                              5           88           96          --           --           --
                                           --------------------------------------------------------------------------
       Net periodic defined benefit plan
         cost                               $   1,536     $    477     $    917     $   495       $  560      $   529
                                           ==========================================================================

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on postretirement benefits:

                                                          1-PERCENTAGE-POINT INCREASE    1-PERCENTAGE-POINT DECREASE
                                                              2002           2001           2002            2001
                                                         -------------------------------------------------------------
                                                                                (IN THOUSANDS)
Effect on total on service and interest cost components       $  26           $  24         $  (23)        $  (21)
Effect on postretirement benefit obligation                     175             244           (157)          (217)

         Domestic employees are eligible to participate in savings plans, which include a 401(k) feature. The Company matches employee contributions 50% to 100%, in ranges of 3% to 6% of basic earnings. Employees vest in matching contributions after attaining three years of service. Company matching contributions to the savings plans were $.6 million, $.7 million and $.6 million for each of fiscal 2002, 2001 and 2000, respectively. The Company's Canadian subsidiary has a defined contribution pension plan covering its salaried employees. The Company's contributions to the defined contribution pension plan include a noncontributory portion, which is a stated percentage of salary, and a contributory portion, where the Company matches the employee's contribution 100% up to 5% of their salary. Contributions made under this plan approximated $.2 million in each of the three years ended March 31, 2002.

         In fiscal 1999, the Company established a supplemental executive retirement plan for its former Chairman of the Board, one of the principal shareholders of the Company. The benefit is to be paid over a fifteen year period, but while the former chairman continues to serve as Chairman of the Executive Committee of the Company's Board of Directors, he and the Company have agreed to defer the commencement of the benefit, no portion of which has been paid since plan inception.

     9. MANAGEMENT INCENTIVE PROGRAMS

         The Company has programs that provide for the grant of incentive awards including stock options or restricted stock to officers, key employees, and non-employee directors. Under the officer and key employee stock option program, the total common stock shares issuable are 715,350 shares. Stock options granted may be either options intended to qualify for federal income tax purposes as "incentive stock options" or options not qualifying for favorable tax treatment, "nonqualified stock options." The stock options are exercisable over a period determined by the Board of Directors, with the majority of options granted to date vesting at three years. In no case are options exercisable longer than ten years after the date they are granted.

         The Company's Non-Employee Directors' Incentive Plan provides for the issuance of shares to Directors (i) on a deferred basis, in lieu of payment of annual retainer fees and (ii) through options granted at the beginning of a director's term or, on a discretionary basis, thereafter. The plan reserves for issuance 60,000 shares for deferral elections and 100,000 shares for the granting of options that are exercisable at a price equal to the market price on the date of the grant, for a period no longer than ten years after grant, or upon certain specified events, such as a sale or merger of the Company. Options grantable on a discretionary basis under the plan are exercisable no less than six months from the date of the grant. Deferral elections under the plan allow eligible directors to defer receipt of director fees in cash or common stock until a specified period after his or her resignation or certain other events, such as a sale or merger of the Company. Amounts deferred under this election were 34,888 shares in fiscal 2002, 2,883 shares in fiscal 2001, and 5,517 shares in fiscal 2000. A total of 16,991 shares were issued in fiscal 2001 upon the resignation of one of the directors. Total deferred shares outstanding at March 31, 2002 including effects of dividend reinvestment were 42,588 shares.

         A summary of the status of the Company's incentive stock options as of March 31, 2002, 2001 and 2000 and changes during the years ending on those dates is presented below:

                                                  2002                       2001                       2000
                                        --------------------------------------------------------------------------------
                                                      WEIGHTED-                  WEIGHTED                    WEIGHTED-
                                                       AVERAGE                    AVERAGE                    AVERAGE
                                                       EXERCISE                   EXERCISE                   EXERCISE
                                          SHARES        PRICE        SHARES        PRICE        SHARES        PRICE
                                        --------------------------------------------------------------------------------

Outstanding at beginning of year           642,500      $ 6.25       642,500       $ 6.25        635,000      $ 6.39
Granted                                        --           --            --           --         40,000        3.16
Exercised                                      --           --            --           --             --          --
Forfeited                                  (15,000)       7.50            --           --        (32,500)       5.02
                                        ------------               ------------               ------------
Outstanding at end of year                 627,500        6.22        642,500        6.25        642,500        6.25
                                        ============               ============               ============
Options exercisable at year-end            620,833        6.20        555,833        6.77        489,167        7.29
                                        ============               ============               ============
Weighted-average fair value of                          $   --                     $   --                     $ 0.48
   options granted during the year

         The following table summarizes information about incentive stock options outstanding as of March 31, 2002:

                                           OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                         --------------------------------------------------------     ---------------------------------
                                                WEIGHTED-
                                                AVERAGE            WEIGHTED-                               WEIGHTED-
                                               REMAINING            AVERAGE                                AVERAGE
       RANGE OF                               CONTRACTUAL          EXERCISE                                EXERCISE
   EXERCISE PRICES           NUMBER              LIFE                PRICE                  NUMBER          PRICE
---------------------------------------------------------------------------------      --------------------------------
     $2.69 - $3.00           220,000           6.6 YEARS            $  2.97                213,333         $  2.98
    $5.75 - $10.00           407,500           2.3 YEARS            $  7.98                407,500         $  7.98

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000: dividend yield of 6.0 percent; expected volatility of 39%; risk-free interest rate of 6.75%; and weighted-average expected life of 3 years.

         The Company also has 300,000 non-qualified stock option grants issued in connection with the commencement of employment of certain executive employees. In fiscal 2000 non-qualified stock option grants of 100,000 were granted at $3.19 per share and the remaining 200,000 grants have an exercise price of $3.00 per share. The exercise price is equal to the fair market value on the date of the grant and the grant is subject to certain provisions relating to exercise applicable on changes in control of the Company, termination of employment, and on other terms and conditions comparable to the terms of the Company's employee incentive stock option program. At March 31, 2002, all 300,000 of these options were exercisable at a weighted-average exercise price of $3.06. The weighted-average fair value of these options granted in fiscal 2000 (based on the assumptions used above) was $.62 per share.

         As permitted by SFAS No. 123, the Company has continued to use the intrinsic value method of measuring stock based compensation. If compensation costs had been determined based on the fair value of the awards at the grant date there would not have been a material impact on the Company's reported amount of net income or loss or net earnings or loss per share.

     10. SHAREHOLDERS' EQUITY

         Under a stock repurchase program authorized by the Company's Board of Directors, the Company purchased 165,000 shares of treasury stock in fiscal 2000 for a total of $.3 million, resulting in an aggregate purchase of treasury shares of $3.0 million which is the maximum amount permitted by the Company's financing agreements.

         Pursuant to special agreements with former officers, the Company also purchased an additional 233,700 shares of stock at a price of $.6 million in fiscal 2000.

     11. COMMITMENTS AND CONTINGENCIES

         The Company leases certain facilities and various equipment under noncancelable leases expiring on various dates through March 2006. The future minimum obligations under noncancelable operating leases in effect at March 31, 2002 are: $1.0 million in fiscal 2003, $.2 in 2004 and 2005, and an immaterial amount thereafter. Total rental expense for operating leases was $.9 million, $.9 million and $.4 million in fiscal 2002, 2001 and 2000, respectively. The Company leases a building at its Alkar subsidiary from the president of Alkar for $.3 million per year through fiscal 2003.

         Certain claims, suits, and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, none of these claims, suits or complaints is material and in the aggregate will not have a material adverse effect on the Company's results of operations or financial condition.

     12. QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following tables set forth certain quarterly financial data. Quarterly and year to date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year due to rounding and weighting effects. Fiscal year 2002 results include special charges totaling $.3 million in the second quarter that increased net loss by $.2 million, and also reflect a deferred tax charges of $14.6 million in the fourth quarter, comprised of $11.8 million increase in the deferred tax valuation allowance to reflect the estimated realization of net deferred tax assets and $2.8 million associated with the tax effect of a deemed dividend attributable to the operating results of its Canadian subsidiary. Fiscal 2001 included special charges totaling $.9 million and $1.3 million in the third and fourth quarters that increased net loss in those quarters $.6 million and $.8 million, respectively. The quarterly results for fiscal 2001 have also been restated to include the effects of changing the method of accounting for inventory. The effect of such changes are shown below:

                                                                  FISCAL YEAR ENDED MARCH 31, 2002
                                             ---------------------------------------------------------------------------
                                                  1ST            2ND            3RD            4TH           FISCAL
                                                QUARTER        QUARTER        QUARTER        QUARTER          YEAR
                                             ---------------------------------------------------------------------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales                                      $  44,820      $  40,190      $  36,655     $    39,601    $    161,266
                                             ===========================================================================

Gross profit                                   $   3,938      $   2,090      $   2,522     $     2,645    $     11,195
                                             ===========================================================================

Net loss                                       $    (482)     $  (1,783)     $  (1,290)    $   (16,209)   $    (19,764)
                                             ===========================================================================

Basic loss per share                           $   (0.08)     $   (0.28)     $   (0.20)    $     (2.52)   $      (3.08)
                                             ===========================================================================

                                                                  FISCAL YEAR ENDED MARCH 31, 2001
                                             ---------------------------------------------------------------------------
                                                  1ST            2ND            3RD            4TH           FISCAL
                                                QUARTER        QUARTER        QUARTER        QUARTER          YEAR
                                             ---------------------------------------------------------------------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales                                      $  60,300      $  58,057      $  49,461     $    46,666    $    214,484
                                             ===========================================================================

Gross profit, as previously reported           $   6,438      $   5,460      $   1,580     $       989    $     14,467
Effect of inventory accounting change                488           (453)        (1,036)           (600)         (1,601)
                                             ---------------------------------------------------------------------------
Gross profit, as adjusted                      $   6,926      $   5,007      $     544     $       389    $     12,866
                                             ===========================================================================

Net income (loss), as previously
  reported                                     $     765      $    (173)     $  (3,188)    $    (3,190)   $     (5,786)
Effect of inventory accounting change                303           (281)          (642)           (372)           (992)
                                             ---------------------------------------------------------------------------
Net income (loss)                              $   1,068      $    (454)     $  (3,830)    $    (3,562)   $     (6,778)
                                             ===========================================================================

Basic earnings (loss) per share, as
  previously reported                          $    0.12      $   (0.03)     $   (0.50)    $    (0.50)    $     (0.90)
Effect of inventory accounting change               0.05          (0.04)         (0.10)         (0.06)          (0.16)
                                             ---------------------------------------------------------------------------
Basic earnings (loss) per share                $    0.17      $   (0.07)     $   (0.60)    $    (0.56)    $     (1.06)
                                             ===========================================================================

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                          (IN THOUSANDS)
                                         ---------------------------------------------------------------------------------
                                           BALANCE AT       CHARGED TO                                        BALANCE AT
                                             APRIL 1,       COSTS AND                                          MARCH 31,
              DESCRIPTION                      1999          EXPENSES         OTHER        DEDUCTIONS (3)        2000
--------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts             $    480        $     --         $  64 (5)       $   (86)          $    458
Inventory aging reserves (1)                   2,067              --            --              (598)             1,469
Customer claims reserve (2)                      713             293            --                --              1,006

                                           BALANCE AT       CHARGED TO                                        BALANCE AT
                                             APRIL 1,       COSTS AND                                          MARCH 31,
              DESCRIPTION                     2000           EXPENSES         OTHER        DEDUCTIONS (3)        2001
--------------------------------------------------------------------------------------------------------------------------

Allowance for doubtful accounts             $    458        $    207         $  --           $  (162)          $    503
Inventory aging reserves (1)                   1,469           1,578            --                --              3,047
Customer claims reserve (2)                    1,006             111            --                --              1,117

                                            BALANCE AT      CHARGED TO                                        BALANCE AT
                                             APRIL 1,       COSTS AND                                          MARCH 31,
              DESCRIPTION                     2001           EXPENSES         OTHER        DEDUCTIONS (3)        2002
--------------------------------------------------------------------------------------------------------------------------

Allowance for doubtful accounts             $    503        $    117         $  --           $  (187)          $    433
Inventory aging reserves (1)                   3,047              --            --            (1,614)             1,433
Customer claims reserve (2)                    1,117             (36)           --                --              1,081

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names and ages of each director of Cold Metal Products, Inc. together with all positions and offices with the Company held by each. Each serves until the next annual meeting of Cold Metal Products, Inc. or until his or her successor is duly elected and qualified.

         R. Quintus Anderson, age 71, has served as Chairman of the Executive Committee of the Board of Directors since 1998, when he retired from the Office of Chairman of the Board of Directors. Mr. Anderson and Aarque Capital Corporation, a corporation controlled indirectly by Mr. Anderson, his wife, Sondra R. Anderson, and his daughter, Heidi A. Nauleau, the Chairman of the Company's Board of Directors, together own approximately 57.7% of the shares of Common Stock of the Company. Aarque Capital Corporation is one of a group of privately- held corporations, known as The Aarque Companies, which are owned by Aarque, L.P., a limited partnership established by the Anderson family, and which are in businesses unrelated to the business of the Company. Mr. Anderson holds a Bachelor of Engineering degree from Princeton University and was granted a post-graduate fellowship at the Sloane School of Industrial Management at the Massachusetts Institute of Technology. Since his discharge as a lieutenant from the U.S. Navy in 1957, Mr. Anderson has managed, operated and acquired businesses related principally to the metal fabrication industry. Mr. Anderson is a former trustee of Northwestern Mutual Life Insurance Company and a director of Oneida Ltd.

         Wilbur J. Berner, age 70, has served as a Director of the Company since 1980. Mr. Berner was the Treasurer of the Company from 1980 to 1994. On May 1, 1996, Mr. Berner retired from his positions as President of Aarque Management Corporation, one of the Aarque Companies which provides management services to other members of the group, and as Secretary and Treasurer of Aarque Capital Corporation. He had also previously served as Vice President of Aarque Steel Corporation, and presently serves as a Director and Treasurer of the Chautauqua Lake Association. Prior to joining The Aarque Companies, Mr. Berner was Secretary and Treasurer of Dahlstrom Corporation, a metal forming enterprise in Jamestown, New York. He began his career as a staff auditor with Ernst & Young. Mr. Berner holds a B.S. degree in accounting from the University of Buffalo.

         Timothy R. Duke, age 51, has been President & Chief Executive Officer of Steel of West Virginia, Inc., a wholly-owned subsidiary of Roanoke Electric Steel Corporation, since 1997. Mr. Duke joined Steel of West Virginia, Inc. in 1987 as Controller and was appointed Vice President, Treasurer, and Chief Financial Officer in 1988. From 1996 until 1997, he served as President and Chief Operating Officer. Prior to joining Steel of West Virginia, Inc. in 1987, he was employed by Joy Manufacturing Company from 1979 to 1987 and with Dravo Corporation from 1974 until 1979. Mr. Duke is a member of the Board of Directors of Roanoke Electric Steel Corporation. He is a graduate of Pennsylvania State University and received his Masters of Business Administration from Duquesne University.

         Claude F. Kronk, age 70, was Vice Chairman and Chief Executive Officer of J&L Specialty Steel, Inc. Previously he was President and Chief Executive Officer of J&L Specialty Steel, having held that office since its incorporation in 1986. From 1957 until 1986, Mr. Kronk was employed by the Specialty Steel Division of LTV Steel Company, serving as President of that division from 1984 until 1986. Mr.

Kronk is a graduate of Ohio Wesleyan University. Mr. Kronk has served as a Director of the Company since March of 1994.

         Heidi A. A. Nauleau, age 46, is Chairman of the Company and a Director, having been elected to those positions in 1998 and 1993, respectively. Mrs. Nauleau is Chairman of The Aarque Companies, having been elected to that position in 1996. Mrs. Nauleau joined The Aarque Companies in 1981 as Assistant to the Chairman and was appointed Vice President/Europe in 1984. From 1987 until 1992, she was manager of a subsidiary of Aarque Steel Corporation. Prior to joining The Aarque Companies in 1981, from 1979 until 1981, Mrs. Nauleau served as a research associate for Berndtsen International Ltd. Mrs. Nauleau is the daughter of R. Quintus Anderson. She is a graduate of the University of Pennsylvania.

         Robert D. Neary, age 69, was Co-Chairman of Ernst & Young until his retirement in 1993, having held that office since 1984. Mr. Neary served Ernst & Young in various capacities since his admission to the partnership in 1966, including service as Vice Chairman of Accounting and Auditing from 1975 to 1984. Mr. Neary is Chairman of the Board of Trustees of Armada Funds and a director of Commercial Metals Company and Strategic Distribution, Inc. He also is Chairman of the American Institute of Certified Public Accountants Quality Control Inquiry Committee and a trustee of the Great Lakes Theater Festival, the Greater Cleveland Salvation Army and University of Michigan Club of Cleveland. Mr. Neary is a graduate of the University of Michigan. He has served as a Director of the Company since March of 1994.

         Raymond P. Torok, age 56, has served as President and Chief Executive Officer of Cold Metal Products since October of 1998. He is also a Director of the Company. Prior to joining Cold Metal Products, he served as President and Chief Executive Officer of Philadelphia Gear Corporation from 1994 to 1998. From 1968 to 1994, Mr. Torok was employed by Aluminum Company of America (Alcoa). Mr. Torok is a graduate of John Carroll University and received his Masters of Business Administration from Butler University.

The following table lists the names, positions held and ages of all the executive officers of the Company:

                 Name                      Age                   Position with Company
                 ----                      ---                   ---------------------
        Heidi A. Nauleau                     46         Chairman of the Board of Directors
        Raymond P. Torok                     56         President and Chief Executive Officer
        Joseph C. Horvath                    48         Vice-President and Chief Financial Officer
        Paul H. Eagle                        48         Vice-President, Commercial
        Paul M. Hoppe                        51         Vice-President, Manufacturing

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

RAYMOND P. TOROK is President and Chief Executive Officer of Cold Metal Products, Inc. since October 1998, and also serves as a Director. Prior to joining the Company, he served as President and Chief

Executive Officer of Philadelphia Gear Corporation from 1994 to 1998. From 1968 to 1994, Mr. Torok was employed at Aluminum Company of America ("Alcoa").

JOSEPH C. HORVATH is Vice-President and Chief Financial Officer of Cold Metal Products, Inc. since July 1999. Prior to joining the Company, he served since 1991 as a Principal of Ernst & Young LLP.

PAUL H. EAGLE is Vice-President, Commercial of Cold Metal Products, Inc. since April 2000. Prior to joining the Company, he served as Chief Operating Officer of Toledo Pickling and Steel Sales, Inc. since 1995. From 1991 to 1995, Mr. Eagle was employed at Greer Steel Corporation for five years, including serving as its President from 1993.

PAUL M. HOPPE is Vice-President, Manufacturing since September 2000. He has served the Company in various operations management positions since 1974.

Section 16(a). Beneficial Ownership Reporting Compliance
--------------------------------------------------------

         Under Section 16 of the Securities Exchange Act of 1934 ("Securities Exchange Act"), each of the Companys' directors and executive officers is required to report his or her initial appointment as a director or executive officer of the Company to the Securities and Exchange Commission ("SEC") within ten (10) days of appointment. Each director, executive officer or holder of more than 10% of the companies Common Stock is required to disclose in a timely fashion any transactions in the companies Common Stock. The Company periodically reminds these persons of their reporting obligations and assists each of them in making the required disclosures after the Company has been notified that a reportable event has occurred or is about to occur. The Company is required to disclose in this report an in its proxy statement any failure by any of these persons to make timely Section 16(a) reports. There were no known failures in the fiscal year ended March 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

         The table below sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended March 31, 2002, March 31, 2001 and March 31, 2000, of the following individuals (collectively, the "Named Executive Officers"): (i) all individuals serving as the Company's Chief Executive Officer for the fiscal year ended March 31, 2002; and (ii) the four most highly compensated executive officers of the Company other than the Chief Executive Officer who were serving as executive officers on March 31, 2002.

                           SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM
                                      ANNUAL COMPENSATION (1)                COMPENSATION:
      NAME AND             ---------------------------------------------     STOCK OPTIONS            ALL OTHER
   PRINCIPAL POSITION             YEAR        SALARY            BONUS       AWARDED (#) (2)     COMPENSATION ($) (3)
----------------------------------------------------------------------------------------------------------------------
Raymond P. Torok                   2002       $300,000               --              --              10,710 (4)
President and Chief                2001        292,500           70,000              --              84,300 (4)
   Executive Officer               2000        267,500          256,000              --               2,800

Joseph C. Horvath                  2002        176,000               --              --              13,175 (6)
Vice-President and                 2001        174,500           30,000              --              62,500 (6)
   Chief Financial Officer         2000        127,500 (5)      139,000          20,000              55,700 (6)

Heidi A. Nauleau                   2002        126,000               --              --              12,751 (7)
Chairman                           2001        121,500           70,000              --               6,100
                                   2000        120,000          120,000              --               6,000

Paul H. Eagle (8)                  2002        140,000               --              --              15,178 (9)
Vice-President,                    2001        140,000           15,000              --              82,900 (9)
   Commercial

Paul M. Hoppe                      2002        125,000               --              --               5,156 (10)
Vice-President,                    2001        102,400           25,000              --              81,600 (10)
   Manufacturing                   2000         78,100          112,700              --               3,900


(1) No Named Executive Officer received a perquisite or other personal benefit in excess of the lesser of $50,000 or 10% of such individual's salary plus annual bonus, except as set forth in the footnotes below. Bonus amounts reported in years earned and accrued; payments made in following year.

(2) There were no restricted stock awards to any Named Executive Officer for any of the fiscal years identified. On July 1, 1999, the Company granted Mr. Horvath an option pursuant to the 1994 Incentive Program, as amended, to purchase 20,000 shares of the Common Stock of the Company at an exercise price of $2.69 per share, the fair market value of the Common Stock on the date of the grant. The option granted to Mr. Horvath becomes exercisable after July 1, 2002, and expires ten years after the date of the grant.

(3) Except as otherwise noted, consists of Company contributions under its 401(k) Plan, pursuant to which the Company matches amounts of compensation which an employee elects to defer under the Plan, up to the lesser of 5% of the employee's salary or the maximum amount allowed under the Internal Revenue Code.

(4) For the fiscal year ended March 31, 2002, the amount shown consists of $7,625 in Company contributions under its 401(k) plan and $3,085 in reimbursement of club fees/dues;; for the fiscal year ended March 31, 2001, contributions under the Company's 401(k) plan were $8,500; reimbursement of club fees/dues was

         $19,300, and Mr. Torok, was reimbursed $56,500 in relocation expense in connection with the commencement of his employment by the Company. (Aggregate reimbursed relocation expenses amounted to $156,500 of which $100,000 was accrued and disclosed as compensation to Mr. Torok in the fiscal year ended March 31, 1999.) In April 2000, the Company also advanced Mr. Torok a loan in the amount of $370,000 for construction of a new residence, which Mr. Torok repaid in June 2000 together with 10% annual interest of $6,167.

(5) Mr. Horvath commenced employment with the Company effective July 1, 1999. The figure shown represents that portion of Mr. Horvath's base salary that was paid to him during the fiscal year ended March 31, 2000.

(6) For the fiscal year ended March 31, 2002, the amount shown includes $7,475 in Company contributions under its 401(k) plan and $4,400 in reimbursement of club fees/dues; and $1,300 in reimbursement of relocation expenses; for the fiscal year ended March 31, 2001, contributions under the Company's 401(k) plan were $8,500; reimbursement/accrual of club fees/dues was $21200 ($5,930 paid and the balance due in future installments), and $32,800 for relocation expense in connection with the commencement of his employment by the Company. (Aggregate relocation cost is estimated to be $115,300 including $50,000 and $32,800 accrued and reported as compensation to Mr. Horvath in for the years ended March 31, 2000 and 2001, respectively. In connection with his relocation, Mr. Horvath was advanced a total of $90,000 during fiscal years ending March 31, 2001 and 2002 in addition to the $34,100 relocation expenses paid directly by the Company. Pursuant to the Company's Transfer and Relocation Policy, Mr. Horvath is entitled to reimbursement in the additional amount of $81,200 that will be credited against the advance to him, and he has repaid the balance due of approximately $8,800 subsequent to the end of fiscal year 2002.

(7) For the fiscal year ended March 31, 2002, the amount shown includes $5,513 in Company contributions under its 401(k) plan and $7,238 payment upon termination of Company's Special Incentive Compensation Plan, pursuant to which amounts were deposited in prior fiscal years into a trust for the benefit of key employees; the amounts payable to Mrs. Nauleau had been deposited for her benefit into the trust in fiscal years prior to the fiscal year ended March 31, 2000.

(8)      Commenced employment with the Company effective April 1, 2000.

(9) For the fiscal year ended March 31, 2002, the amount shown consists of $5,425 in Company contributions under its 401(k) plan and $9,754 in reimbursement of interim living costs; for the fiscal year ended March 31, 2001, contributions under the Company's 401(k) plan were $6,400. In addition, $76,500 in estimated relocation expenses were accrued in 2001, however the relocation of Mr. Eagle has been postponed and the accrual was reversed in fiscal 2002

(10) Consists of Company contributions under its 401(k) plan. In addition, $76,500 in estimated relocation expenses were accrued in fiscal year 2001; actual relocation expenses approximated $55,000 and reimbursement obligations were fulfilled subsequent to the end of fiscal year 2002.


Defined Benefit Pension Plan
----------------------------

        Salaried employees of the Company are eligible to participate in a funded, non-contributory defined benefit pension plan maintained by the Company. The following table shows the estimated, approximate annual pension payable upon normal retirement (at or after age 65 or after 30 or more years of service) in 2002 under the pension plan to an employee with the indicated years of service and final average compensation, before reductions for social security and pension payments by predecessor employer, Jones & Laughlin.

                                                                YEARS OF SERVICE
FINAL AVERAGE              -------------------------------------------------------------------------------------------
COMPENSATION                       15                20                25                30                35
----------------------------------------------------------------------------------------------------------------------
     $100,000                    $22,500           $30,000           $37,500           $45,000           $52,500
      125,000                     28,125            37,500            46,875            56,250            65,625
      150,000                     33,750            45,000            56,250            67,500            78,750
      175,000                     38,250            51,000            63,750            76,500            89,250
      200,000                     38,250            51,000            63,750            76,500            89,250
      225,000                     38,250            51,000            63,750            76,500            89,250
      250,000                     38,250            51,000            63,750            76,500            89,250
      275,000                     38,250            51,000            63,750            76,500            89,250
      300,000                     38,250            51,000            63,750            76,500            89,250


         "Final average compensation" is averaged over the five years that are within the final ten years of employment that produce the highest amount. The compensation of employees used to compute the pension described above is total compensation, exclusive of reimbursed travel and relocation expenses, profit sharing and similar distributions, overtime, Company-paid insurance (whether or not taxable) and benefits under the Company's Special Incentive Compensation Plan, until actually distributed or made available, but including any salary reduction contributions made by the employee to the Company's 401(k) Plan. Under the plan in effect at March 31, 2002, the compensation is limited to $170,000. The amounts noted above reflect that limit

         The estimated years of service credited to each of the Named Executive Officers is as follows: Raymond P. Torok, 3; Joseph C. Horvath, 2; Heidi A. Nauleau, 9; Paul H. Eagle, 2; and Paul M Hoppe, 27. In 1997 it was determined that, pursuant to the terms of the Plan, Mrs. Nauleau was entitled to participate from the inception of her employment by the Company.

Directors' Compensation
-----------------------

         Each of Messrs. Berner, Duke, Kronk and Neary is paid $15,000 annually for his service as Director, including service on committees of the Board of Directors, and $1,000 for each meeting of the Board of Directors or a committee of the Board of Directors which he attends. Pursuant to a Non-Employee Directors' Incentive Plan (the "Plan"), adopted by the Company and approved by the Company's shareholders on March 3, 1994 and amended by the shareholders on July 20, 1995, each director who is not a salaried employee of the Company may elect to receive his annual compensation in the form of cash or Common Stock and may elect to defer receipt until a specified period after his resignation or retirement or certain other events, such as a sale or merger of the Company. Under the Plan, an accounting of compensation deferred as stock by any electing Director is maintained in a Bookkeeping Reserve (Stock) Account, and any cash dividends declared on shares of Common Stock are awarded to the Bookkeeping Reserve (Stock) Account in the form of additional units (priced at the fair market value of the Common Stock on the declaration date for such dividend) proportionate to the number of units in the Director's account multiplied by the cash dividend per share. As of March 31, 2002, Mr. Berner had 2,014units and Mr. Kronk had 22,251 units in their respective Bookkeeping Reserve (Stock) Accounts. In March 2002, the Plan was amended to permit only deferral of cash compensation. Sixty thousand shares of Common Stock were reserved for issuance pursuant to elections under the Plan. Edwin H. Gott,

Jr. was issued 16,991 shares of Common Stock corresponding to the number of units in his Bookkeeping Reserve (Stock) Account on the effective date of his resignation from the Board of Directors during fiscal 2001. In May 2002, Peter
B. Sullivan was issued 18,322 shares of Common Stock corresponding to the number of units in his Bookkeeping Reserve (Stock) Account on the effective date of his resignation from the Board of Directors. Directors who are salaried employees or officers of the Company receive no separate compensation for their service as Directors, but are reimbursed for expenses incurred in connection with attendance at meetings.

         In addition, under the Plan, all directors of the Company who are not salaried employees are granted, in connection with the beginning of their initial term, an option to purchase 10,000 shares of Common Stock. These options are granted at the fair market value on the date of the grant which is presently fixed by the Plan as July 1 following initial appointment or election and are exercisable after three years or upon certain specified events, such as a sale or merger of the Company. Pursuant to the provisions of the Plan, on March 21, 1994, Messrs. Berner, Kronk and Neary were each granted options to purchase 10,000 shares of Common Stock at $10.00 per share and, on July 1. One hundred thousand shares of Common Stock are reserved for option grants under the Plan. Additionally, pursuant to the Plan, non-employee directors are eligible for awards of options, in addition to options grantable at the beginning of their terms, grantable in the discretion of a committee of directors not eligible to receive options under the Plan, and exercisable at no less than the fair market value of the stock on the date of the grant and no less than six months from the date of the grant. On July 20, 1995, each of Messrs. Berner, Kronk and Neary was granted options, to purchase 5,000 shares of Common Stock at the exercise price of $6.125 per share.

         In September of 1998, Heidi A. Nauleau succeeded R. Quintus Anderson in the executive position of Chairman of the Board of Directors of the Company. Since that time Mr. Anderson has served as Chairman of the Company's Executive Committee, a position, which in the fiscal year ended March 31, 2002, did not involve full time employment by the Company. In that capacity, during the fiscal year ended March 31, 2002, Mr. Anderson received cash compensation in the amount of $180,000 pursuant to an agreement that expired on September 30, 2002, and received $25,764 under the Company's defined benefit pension plan. When Mrs. Nauleau succeeded Mr. Anderson as Chairman, the Company established a supplemental executive retirement plan for him. Funding of its obligations under that plan by the Company resulted in a pretax charge of $.5 million during the fiscal year ended on March 31, 1999. The plan contemplates benefits payable over a fifteen year period, but in view of his continued service as Chairman of the Executive Committee and the compensation he receives, he and the Company have agreed to defer the commencement of the benefit, no portion of which was paid in the fiscal year most recently ended.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

         The Company's Board of Directors has a Human Resource Committee, which performs the functions of a compensation committee. The Human Resource Committee presently consists of Messrs. Kronk (Chair), Duke and Neary, each of whom is an outside director. In addition, Mr. Anderson, Chairman of the Executive Committee of the Board of Directors, serves the committee in an ex-officio, non-voting capacity. Upon joining the Board of Directors, Mr. Duke was appointed to fill the Human Resource Committee seat previously held by Peter B. Sullivan, who resigned from the Board in November 2001 because of a conflicting business interest. The Human Resource Committee is responsible for considering and making recommendations to the Board of Directors on the annual compensation of all officers of the Company, including salary, bonus, stock options and stock appreciation rights and other awards to be made to be made under the Company's existing compensation plans. With respect to compensation for the fiscal year ended March 31, 2002, the Human Resource Committee met twice.

Human Resource Committee Report on Executive Compensation
---------------------------------------------------------

        The Human Resource Committee of the Board of Directors (the "Committee") is charged with the responsibility of reviewing and approving all aspects of compensation for the Chief Executive Officer.

        The Committee is composed entirely of non-employee, independent Directors of the Company and one non-voting, ex-officio Director who chairs the Executive Committee. All Directors are invited to attend the meetings of the Human Resource Committee.

        At the Company's last Annual Meeting, which was held July 19, 2001, the Board of Directors unanimously re-appointed Mr. Claude F. Kronk Chairman of the Human Resource Committee. Also appointed were Mr. Neary and Peter B. Sullivan. Mr. R. Quintus Anderson, Chairman of the Executive Committee was also appointed as a non-voting, ex-officio member of the Committee. Mr. Timothy R. Duke filled the position previously held by Mr. Sullivan, following his appointment to the Committee at the Board of Directors Meeting in May 2002. Mr. Sullivan left the Board in November 2001 because of a conflict involving his new business venture.

Compensation Policy
-------------------

        The Board of Directors has charged the Human Resource Committee with maintaining a compensation structure that attracts, retains and motivates the highly qualified individuals required to operate the business, reflecting the best interests of the Company's shareholders.

        The Committee's specific responsibilities can be described as follows:

        -   Annual review of the base compensation of the key management.

        -   Annual evaluation of the performance of key management.

        -   Annual determination of incentive based pay for key management.

        -   Ongoing review of the plan for management succession.

Overview of Compensation Philosophy
-----------------------------------

        The Company's executive compensation philosophy is designed not only to attract, but to retain and motivate, the high caliber of individual it requires to remain competitive and achieve its business goals.

        The overall program couples base salary with a variety of variable incentive components, which closely link job performance to remuneration. A substantial part of the executive's compensation is therefore directly linked to the overall financial performance of the Company.

        Base Salary. Using comparative data from peer companies of similar size and industry, the Committee determines the base salary of its Chief Executive Officer. The salary portion of the Chief Executive's compensation is reviewed annually and is adjusted accordingly. Salaries may also be adjusted to reflect outstanding contribution to the overall financial success of the enterprise.

        Variable Incentive. The Company's variable incentive compensation plan is also reviewed annually. The Company continues to base its variable compensation on an economic value added philosophy. The Committee has charged the Chief Executive Officer with setting the parameters for this compensation for the management of the Company. The Committee then applies the same parameters to the Chief Executive Officer. Performance in relation to financial objectives is reviewed and measured each fiscal year.

        In addition, there is a common stock option plan that is available as additional variable incentive compensation. No options were granted in the fiscal year ended March 31, 2002.

Chief Executive's Compensation
------------------------------

        The Securities & Exchange Commission regulations require the Human Resource Committee to comment on matters relating to the Chief Executive Officer's compensation.

        Raymond P. Torok was hired as Chief Executive Officer of the Company in October 1998. In addition to the base salary and variable compensation described, Mr. Torok was awarded options to purchase 400,000 shares of the common stock of the Company. This substantial award is in line with the thinking that compensation of the variable type ought to be tied to the financial success of the Company.


Meetings of the Human Resource Committee
----------------------------------------

        The Human Resource Committee met twice during the fiscal year ended March 31, 2002. The May 18, 2001 meeting was held to review the bonus recommendations presented by Mr. Torok for his management team as well as to review the variable incentive compensation proposed for Mr. Torok.

        A second meeting of the Human Resource Committee took place by conference call on November 12, 2001. The purpose of the informal call was to discuss some specific compensation related issues. No actions were taken at this meeting.


                                       Claude F. Kronk, Chairman
                                       Robert D. Neary
                                       R. Quintus Anderson, ex officio

Performance Graph
-----------------


           The following graph compares the cumulative total shareholder return on the Company's Common Stock with the Standard & Poor's MidCap 400 Index and a composite peer group of the following intermediate processors of flat rolled steel: Gibraltar Steel Corporation, Olympic Steel, Shiloh Industries, Inc., and Steel Technologies, Inc. The comparison, which assumes an initial investment of $100 and reinvestment of dividends, commences on March 31, 1997 and continues through the next five fiscal years of the Company, ending on March 31, 2002.

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
                       ASSUMES INITIAL INVESTMENT OF $100
                                   MARCH 2002

                         1997       1998       1999      2000      2001       2002
                         ----       ----       ----      ----      ----       ----
Cold Metal Products    $100.00     $87.81     $34.15    $67.59    $26.57     $11.05
S & P 500              $100.00    $148.00    $175.32   $206.78   $161.95    $162.35
S & P MIDCAP 400       $100.00    $149.03    $149.69   $206.71   $192.33    $228.65
Peer Group Only        $100.00    $113.49     $76.48    $64.09    $47.84     $61.81
Peer Group + CLQ       $100.00    $112.29     $74.52    $64.12    $46.90     $59.69

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information with respect to the beneficial ownership of the Common Stock as of March 31, 2002 by (i) each Director, (ii) each Named Executive Officer, (iii) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock and (iv) all Directors and Executive Officers as a group.

                                                                            COMMON STOCK BENEFICIALLY OWNED(1)
                                                                     -------------------------------------------------
NAME OF BENEFICIAL OWNER                                                      NUMBER                 PERCENT
----------------------------------------------------------------------------------------------------------------------
R. Quintus Anderson (3)(4)(6)                                                 3,736,000                 58.1
Raymond P. Torok (2)(4)                                                         410,000                  6.0
Heidi A. Nauleau (2)(4)(5)                                                       13,750                   .2
Wilbur J. Berner (4)(6)(7)                                                       35,000                   .5
Timothy R. Duke                                                                      --                    *
Claude F. Kronk (4)(6)                                                           76,400                  1.2
Robert D. Neary (4)(6)                                                           35,000                   .5
Joseph C. Horvath                                                                 1,000                    *
Paul H. Eagle                                                                        --                    *
Paul M. Hoppe                                                                     7,800                   .1
All Directors and Executive Officers as a group ([10] persons) (3)            4,314,950                 62.6

Others
------
T. Rowe Price Associates, Inc. (8)                                              400,000                  6.3
100 E. Pratt Street
Baltimore, MD 21202

Dimensional Fund Advisors Inc. (9)                                              332,600                  5.2
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401


(1) The named shareholders have sole voting and investment power with respect to all shares shown as being beneficially owned by them, except as otherwise indicated.

(2) Is a Director and an Executive Officer of the Company.

(3) Includes 3,662,500 shares of Common Stock owned of record by Aarque Capital Corporation, which was founded by R. Quintus Anderson. Mr. Anderson, together with his spouse, is deemed to be the beneficial owner of such shares for purposes of the reporting requirements of the Securities Exchange Act of 1934, but Mr. Anderson disclaims that he is, in fact, the beneficial owner of such shares, which are owned indirectly by Aarque L.P., a limited partnership established by the Anderson family. The address of Mr. Anderson and Aarque Capital Corporation is 20 West Fairmount Avenue, Lakewood, New York 14750.

(4) Pursuant to grants under the Company's 1994 Incentive Program, the following Directors or Named Executive Officers have presently exercisable options to purchase the following numbers of shares of the Company's Common Stock at the exercise price of: (i) $10 per share: Mrs. Nauleau - 7,500; Mr. Hoppe - 5,000; (ii) $5.75 per share: Mr. Anderson - 50,000; Mrs. Nauleau - 3,750;
    Mr.

    Hoppe - 2,500; (iii) $3.00 per share: Mr. Torok - 200,000. In addition, as approved by the Company's shareholders at the 1999 Annual Meeting, Mr. Torok has a presently exercisable option separate from the 1994 Incentive Program to purchase an additional 200,000 shares of common stock at the price of $3.00 per share. Pursuant to grants under the Company's Non-Employee Directors' Incentive Plan each of Messrs. Kronk, Neary and Berner has a presently exercisable option to purchase 10,000 shares of the Company's Common Stock at the exercise price of $10 per share, and a presently exercisable option to purchase 5,000 shares of the Company's Common Stock at the exercise price of $6.125 per share. Beneficial ownership shown includes all shares covered by presently exercisable options issued to Directors or Officers of the Company.

(5) Excludes shares owned by Aarque Capital Corporation or R. Quintus Anderson. Mrs. Nauleau is the daughter of Mr. Anderson. She disclaims beneficial ownership of shares owned by Aarque Capital Corporation or Mr. Anderson.

(6) Is a Director of the Company.

(7) Excludes shares deferred under the Non-Employee Directors' Incentive Plan, which shares are not beneficially owned by the named shareholders.

(8) According to a Schedule 13G/A, these securities are owned by T. Rowe Price Small-Cap Value Fund, Inc., which T. Rowe Price Associates, Inc. (Price Associates) serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(9) According to a Schedule 13G, Dimensional Fund Advisors Inc. (Dimensional), an investment advisor furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts, which collectively own 332,600 shares. Dimensional disclaims beneficial ownership of these securities.

*   Less than 0.1%.

Equity Compensation Plan Information
------------------------------------

         The following table provides information as of March 31, 2002 with respect to compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance under compensation plans previously approved and not previously approved by shareholders of the Company.

                                                                                                   (c)
PLAN CATEGORY                                (a)                      (b)                 NUMBER OF SECURITIES
                                          NUMBER OF             WEIGHTED AVERAGE         REMAINING AVAILABLE FOR
EQUITY COMPENSATION                    SECURITIES TO BE          EXERCISE PRICE           FUTURE ISSUANCE UNDER
 PLANS APPROVED BY                       EXERCISE OF             OF OUTSTANDING           [EXCLUDING SECURITIES
   SHAREHOLDERS                      OUTSTANDING OPTIONS            OPTIONS             REFLECTED IN COLUMN (a)]
----------------------------------------------------------------------------------------------------------------------
Non-Employee Directors'
   Incentive plan                             75,000                  $7.83                        25,000

1994 Incentive Program                       552,500                  $6.01                       162,850

Non-Qualified Options                        300,000                  $3.06                          None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See information set forth at Item 12 above.


                                     PART IV
                                     -------


ITEM 14. CONTROLS AND PROCEDURES

         The accompanying consolidated financial statements of Cold Metal Products, Inc. have been prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States and include amounts based on management's best estimates and judgments. Financial information elsewhere in this Annual Report is consistent with that in the consolidated financial statements.

         The Company has established and maintains a system of internal control designed to provide reasonable assurance that assets are safeguarded and that financial records reflect the authorized transactions of the Company.

         The financial statements have been audited by Deloitte & Touche LLP, independent accountants. As part of their audit of the Company's financial statements, Deloitte & Touche LLP considered the Company's system of internal control to the extent they considered necessary to determine the nature, timing and extent of their audit tests.

         The Board of Directors pursues its responsibility for the Company's financial reporting through its Audit Committee, which is composed entirely of outside directors. The independent accountants have direct access to the Audit Committee, with and without the presence of management representatives, to discuss the results of their audit work and their comments on the adequacy of internal accounting controls and the quality of financial reporting.

Heidi A. Nauleau
Chairman of the Board

Raymond P. Torok
President and Chief Executive Officer

Joseph C. Horvath
Vice President and Chief Financial Officer

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT, SCHEDULES, AND REPORTS ON FORM 8-K

A.       The following documents are filed as part of this Form 10-K.

1.       Consolidated Financial Statements
         ---------------------------------
         Included under Item 8 of this report:
         Independent Auditors' Report
         Consolidated Balance Sheets as of March 31, 2002 and 2001.
         Consolidated Statement of Operations for the each of the three years in the period ended March 31, 2002.
         Consolidated Statement of Shareholders' Equity (Deficiency) for each of the three years in the period ended March 31, 2002.
         Consolidated Statement of Cash Flows for each of the three years in the period ended March 31, 2002.
         Notes to Consolidated Financial Statement for each of the three years in the period ended March 31, 2002.

2.       Supplemental Schedules
         ----------------------
         Included under Item 8 of this report:
         Financial Statement Schedule II - Valuation and Qualifying Accounts and Reserves.

3.       Exhibits
         --------

                 EXHIBIT NO. AND DESCRIPTION                                           LOCATION
                 ---------------------------                                           --------
(2)(a)     Stock Purchase Agreement by and among Cold Metal     Previously filed as an exhibit to the Company's Form
           Products, Inc. and Alkar Steel Corporation and the   10-K filed June 27, 2000.
           Stockholders of Alkar Steel Corporation dated
           March 31, 2000

(2)(b)     Asset Purchase Agreement between Cold Metal          Previously filed as an exhibit to the Company's Form
           Products, Limited and Maksteel Inc. dated March      8-K filed April 14, 1999
           30, 1999

(3)(i)(a)  Restated Certificate of Incorporation of             Previously filed as Exhibit 3.1 to the Company's
           Registrant                                           Registration Statement on Form S-1, which became
                                                                effective on March 21, 1994 at 4:00 p.m. (Commission
                                                                File No. 33-74986)

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

(3)(ii)    Amended By-Laws of Registrant                        Previously filed as Exhibit E-1 to the Company's 1994
                                                                Annual Report on Form 10-K filed on June 29, 1994

(4)        Specimen stock certificate for the Common Stock      Previously filed as Exhibit E-1 to the Company's 1995
                                                                Annual Report on Form 10-K filed on June 29, 1995

                 EXHIBIT NO. AND DESCRIPTION                                           LOCATION
                 ---------------------------                                           --------
(10)(a)    Fourth Amended and Restated Credit and Security      Previously filed as an exhibit to the Company's Report
           Agreement between GMAC Commercial Credit LLC and     on Form 10-Q for the fiscal quarter ended December 31,
           the Company, dated September 29, 2000, which         2000
           amended and restated the Third Amended and
           Restated Discretionary Credit facility previously
           filed and listed as Exhibit 10(a) to the Company's
           Annual Report on Form 10K for the fiscal year
           ended March 31, 1998

(10)(b)    Cold Metal Canadian Subsidiary Guaranty Agreement,   Previously filed as Exhibit 3.1 to the Company's
           dated as of July 31, 1987, between Irving Trust      Registration Statement on Form S-1, which became
           Company (predecessor to The Bank of New York)        effective on March 21, 1994 at 4:00 p.m.
           and Registrant's Canadian Subsidiary, Cold Metal     (Commission File No. 33-74986)
           Products Company, Ltd.

(10)(c)    Supply Agreement, dated February 1987, as amended    Previously filed as Exhibit 10.3 to the Company's
           June 20, 1989, December 31, 1992 and December 31,    Registration Statement on Form S-1, which became
           1993, subject to request for confidential treatment  effective on March 21, 1994 at 4:00 p.m.  (Commission
                                                                File No. 33-74986)

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

(10)(g)    Amended and Restated 1994 Incentive Program          Previously filed as Exhibit A to the Company's 1995
                                                                Proxy Statement filed on June 22, 1995

(10)(h)    Share Purchase and Loan Agreement, dated December    Previously filed as Exhibit 10.13 to the Company's
           30, 1993, among Cold Metal Products Company, Ltd.,   Registration Statement on Form S-1, which became
           Lance and Mara Dunlap, 955404 Ontario Inc. and       effective on March 21, 1994 at 4:00 p.m.  (Commission
           Direct Steel, Inc.                                   File No. 33-74986)

(10)(i)    Share Purchase and Loan Amendment Agreement, dated   Previously filed as Exhibit E-5 to the Company's 1994
           March 23, 1994 among Cold Metal Products Company,    Annual Report on Form 10-K filed on June 29, 1994
           Ltd., Lance and Mara Dunlap, 955404 Ontario Inc.
           and Direct Steel, Inc.

                 EXHIBIT NO. AND DESCRIPTION                                           LOCATION
                 ---------------------------                                           --------
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

(10)(m)    Amended and Restated Non-Employee Directors'         Previously filed as Exhibit B to the Company's 1995
           Incentive Plan                                       Proxy Statement filed on June 22, 1995

(10)(n)    Master Equipment Lease Agreement, Equipment          Previously filed as Exhibit E-2 to the Company's 1995
           Schedule No. 01 and related addenda between Cold     Annual Report on Form 10-K filed on June 29, 1995
           Metal Products, Inc. and KeyCorp Leasing Ltd.

(10)(o)    Russell Metal, Inc. and Cold Metal Products          Previously filed as an exhibit to the Company's Report
           Company, Ltd. Asset Purchase Agreement dated         on Form 10-Q for the fiscal quarter ended December 31,
           October 21, 1996                                     1996

(10)(p)    Loan Agreement between Cold Metal Products, Inc.     Previously filed as an exhibit to the Company's Report
           and The CIT Group/Equipment Financing, Inc.          on Form 10-Q for the fiscal quarter ended December 31,
                                                                1996

(10(q)     Letter Agreement between James R. Harpster and       Previously filed as an exhibit to the Company's Report
           Cold Metal Products, Inc.                            on Form 10-Q for the fiscal quarter ended September 30,
                                                                1998

(10)(r)    Letter Agreement between John A. Watson and Cold     Previously filed as an exhibit to the Company's 1999
           Metal Products, Inc.                                 Annual Report on Form 10-K filed on June 29, 1999

(10)(s)    Letter Agreement between Gordon A. Wilber and Cold   Previously filed as an exhibit to the Company's 1999
           Metal Products, Inc.                                 Annual Report on Form 10-K filed on June 29, 1999

(10)(t)    Letter Agreement between Allen R. Morrow and Cold    Previously filed as an exhibit to the Company's 1999
           Metal Products, Inc.                                 Annual Report on Form 10-K filed on June 29, 1999

(10)(u)    Supplemental Executive Retirement Agreement and      Previously filed as an exhibit to the Company's 1999
           Cold Metal Products, Inc.                            Annual Report on Form 10-K filed on June 29, 1999

(10)(v)    Letter Agreement between John E. Sloe and Cold       Previously filed as an exhibit to the Company's Report
           Metal Products, Inc.                                 on Form 10-Q for the fiscal quarter ended June 30, 1999

(10)(w)    Master Lease Agreement between National City         Previously filed as an exhibit to the Company's Report
           Leasing Corporation and Cold Metal Products, Inc.    on Form 10-Q for the fiscal quarter ended December 31,
                                                                1999
                               1999

                 EXHIBIT NO. AND DESCRIPTION                                           LOCATION
                 ---------------------------                                           --------
(10)(x)    Lease Agreement between Cold Metal Products, Inc.    Previously filed as an exhibit to the Company's Form
           and John M. Fayad dated March 31, 2000               10-K on June 27, 2000

(18)       Letter from Deloitte & Touche LLP regarding          Filed herein
           preferability of specific identification method of
           accounting for inventory adopted by the Company

(21)       Subsidiaries of Registrant                           Previously filed as an exhibit to the Company's Form
                                                                10-K on June 27, 2000

(23)       Independent Auditors' Consent                        Filed herein


(B)  Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       COLD METAL PRODUCTS, INC.



November 14, 2002               By  /s/ Raymond P. Torok
                                    ---------------------------------------
                                    Raymond P. Torok
                                    President and Chief Executive Officer

                                By  /s/ Joseph C. Horvath
                                    ---------------------------------------
                                    Joseph C. Horvath
                                    Vice President and Chief Financial Officer

                                  CERTIFICATION


     I, Raymond P. Torok, certify that:

     1. I have reviewed this annual report on Form 10-K of Cold Metal Products, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date'); and

          c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                         /s/ RAYMOND P. TOROK
                                         Raymond P. Torok
          November 14, 2002              President and Chief Executive Officer



                                  CERTIFICATION


     I, Joseph C. Horvath, certify that:

     1. I have reviewed this annual report on Form 10-K of Cold Metal Products, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date'); and

          c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                              /s/ JOSEPH C. HORVATH
                              Joseph C. Horvath
November 14, 2002             Vice President, Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of October __, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.



/s/ Heidi A. Nauleau                        Chairman of the Board of Directors
------------------------------------
Heidi A. Nauleau


/s/ Raymond P. Torok                        President, Chief Executive Officer and Director
------------------------------------        (Principal Executive Officer)
Raymond P. Torok


/s/ R. Quintus Anderson                     Chairman of Executive Committee
------------------------------------
R. Quintus Anderson


/s/ Wilbur J. Berner                        Director
------------------------------------
Wilbur J. Berner


/s/ Claude F. Kronk                         Director
------------------------------------
Claude F. Kronk


/s/ Robert D. Neary                         Director
------------------------------------
Robert D. Neary


/s/ Timothy R. Duke                         Director
------------------------------------
Timothy R. Duke